Form 10QSB
period 2001-09-30
NEWNAN COWETA BANCSHARES INC
filed 2001-10-31
CIK 1157282

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-33221

Newnan Coweta Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2655471

(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

145 Millard Farmer Industrial Blvd., Newnan, GA 30263

(Address of principal executive offices)

(770) 683-6222

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]      No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2001: 900,000; $5 par value.

     Transitional Small Business Disclosure Format   Yes [   ]    No [X]

NEWNAN COWETA BANK

INDEX

		Page

Part I	Financial Information

Item 1.	Financial Statements (unaudited)	3-6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7-11

Part II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Subsidiaries of Registrant		14

PART I – FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NEWNAN COWETA BANK
BALANCE SHEET
SEPTEMBER 30, 2001
(Unaudited)
(Dollars in thousands)

Assets

Cash and due from banks	$937

Federal funds sold	7,169

Securities available-for-sale, at fair value	6,934

Loans	35,167

Less allowance for loan losses	440

34,727

Premises and equipment	1,929

Other assets	582

Total assets	$52,278

Liabilities and Stockholders’ Equity

Liabilities

Deposits

Noninterest-bearing	$3,494

Interest bearing	39,790

43,284

Other liabilities	384

Total liabilities	43,668

Commitments and contingencies

Stockholders’ equity

Common stock, $5 par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	4,500

Surplus	4,480

Accumulated deficit	(499)

Accumulated other comprehensive income	129

Total stockholders’ equity	8,610

Total liabilities and stockholders’ equity	$52,278

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANK
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months		Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,		Ended Sept 30,	Ended Sept 30,
	2001	2000		2001	2000

Interest income

Loans	$667	$319		$1,719	$445

Taxable securities	92	44		243	68

Federal funds sold	76	71		318	237

Total interest income	835	434		2,280	750

Interest expense

Deposits	422	154		1,128	210

Other borrowings	—	—		—	13

Total interest expense	422	154		1,128	223

Net interest income	413	280		1,152	527

Provision for loan losses	120	73		260	141

Net interest income after provision for loan losses	293	207		892	386

Other income

Service charges on deposit accounts	34	8		86	10

Gain on sale of securities available for sale	—	—		41	—

Other operating income	5	3		12	4

Total other income	39	11		139	14

Other expenses

Salaries and employee benefits	186	152		552	440

Equipment and occupancy expenses	30	20		95	36

Other operating expenses	104	98		338	197

Total other expenses	320	270		985	673

Income (loss) before income taxes	12	(52)		46	(273)

Income taxes	—	—		—	—

Net income (loss)	12	(52)		46	(273)

Other comprehensive income:

Unrealized gains on securities available for sale arising during period	69	23		65	11

Comprehensive income (loss)	$81	$(29)		$111	$(262)

Basic and diluted earnings (losses) per share	$.01	$(.06)	$	.05	$(.30)

Cash dividends per share	$—	$—		$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANK
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2000

OPERATING ACTIVITIES

Net income (loss)	$46	$(273)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	59	36

Provision for loan losses	260	141

Gain on sale of securities available for sale	(41)	—

Increase in other assets	(356)	(185)

Increase in other liabilities	195	116

Net cash provided by (used in) operating activities	163	(165)

INVESTING ACTIVITIES

Purchase of securities available for sale	(4,885)	(3,320)

Proceeds from sale of securities available for sale	998	—

Proceeds from maturities securities of available for sale	1,441	—

Net increase in federal funds sold	(449)	(4,030)

Net increase in loans	(18,471)	(13,499)

Purchase of premises and equipment	(1,244)	(784)

Net cash used in investing activities	(22,610)	(21,633)

FINANCING ACTIVITIES

Net increase in deposits	22,698	14,272

Proceeds from sale of common stock	—	8,980

Net repayments to related parties	—	(446)

Net cash provided by financing activities	22,698	22,806

Net increase in cash and due from banks	251	1,008

Cash and due from banks at beginning of period	686	142

Cash and due from banks at end of period	$937	$1,150

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANK

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Bank adopted this statement effective January 1, 2001. SFAS No. 133 requires the Bank to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Bank’s earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Bank’s financial statements.

NOTE 3. SUBSEQUENT EVENT

During the second quarter of 2001, the Shareholders’ approved the formation of a holding company for Newnan Coweta Bank at the annual shareholders meeting. On July 25, 2001, the Georgia Department of Banking and Finance approved the formation of Newnan Coweta Bancshares, Inc., the proposed holding company. The Federal Reserve Bank approved the formation of the proposed holding company on August 2, 2001.

On October 1, 2001, the reorganization as described above was completed. On that date, each share of Newnan Coweta Bank’s $5 par value common stock was exchanged for one share of Newnan Coweta Bancshares, Inc. (Commission file number 000-33221) $5 par value common stock. The combination was accounted for by transferring the net assets of Newnan Coweta Bank to Newnan Coweta Bancshares, Inc. at their carrying amount.

NEWNAN COWETA BANK

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On October 1, 2001, Newnan Coweta Bancshares, Inc. acquired all of the outstanding capital stock of Newnan Coweta Bank and became the successor issuer to Newnan Coweta Bank pursuant to Rule 12g-3 of the Exchange Act of 1934. Cash and the equity investment in Newnan Coweta Bank are Newnan Coweta Bancshares, Inc.’s sole assets. Therefore, the foregoing discussion will focus on the results of operation of Newnan Coweta Bank for the nine month period ended September 30, 2001.

The following is our discussion and analysis of certain significant factors which have affected the financial position and operating results of Newnan Coweta Bank during the periods included in the accompanying financial statements.

The attacks that occurred on the World Trade Center in New York City and the Pentagon in Washington D.C. on September 11, 2001 have contributed to a general economic slowdown at the national, state, and local level. As the prime rate has been lowered in efforts to stimulate the economy, our earnings have been negatively affected. Unemployment rates have increased as companies downsize in efforts to weather this current economic downturn. This trend could affect the collectibility of certain loans in our portfolio. The effects of the events on the economy in our primary market area of Coweta County, Georgia is currently uncertain, however, no significant negative impact on the credit quality of our loan portfolio has yet been identified. We will closely monitor the effects of the changes in the economy at the national, state and local levels, and make adjustments to our loan loss reserve and overall business strategy as deemed necessary.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Newnan Coweta Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of the Bank’s customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of its loans and deposits in such a way that its cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

The liquidity of the Bank is monitored on a periodic basis by us as well as the regulatory authorities. We have a limited historical reference for seasonal or other related demands on our liquidity due to our commencing operations on April 20, 2000. Because of the lack of history and the expected high growth of the Bank, a higher than normal level of liquidity is being maintained.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2001. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Bank as of September 30, 2001 are as follows:

		Regulatory
		Minimum
	Newnan Coweta Bank	Requirement

Leverage capital ratios	17.93%	4.00%

Risk-based capital ratios:

Tier I capital	22.56%	4.00

Total capital	23.73%	8.00

Financial Condition

Total assets at September 30, 2001, were approximately $52,278,000. During the nine month period ended September 30, 2001, we originated approximately $18,471,000 in loans. Our loan to deposit ratio was 81% as of September 30, 2001 as compared to 81% at December 31, 2000. Funding for these loans was provided by new deposits totaling $22,698,000 during the nine-month period ending September 30, 2001. As a requirement for joining the Federal Reserve system as a state-chartered member bank, we also purchased stock in The Federal Reserve Bank totaling $245,000. The Federal Reserve Bank stock is being classified as securities available for sale and is being carried at original cost due to no readily determinable fair value.

Funds raised in excess of loan and other operational demands are held primarily in investment securities and overnight federal funds sold. As of September 30, 2001, we had $7,169,000 in overnight federal funds sold and $6,934,000 in investment securities. We expect to continue to purchase investment securities as the loan growth stabilizes and opportunities appropriate to our overall asset and liability strategies and goals present themselves. We expect continued strong growth in assets and liabilities during the remainder of 2001. We will monitor the growth in all categories to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital level and liquidity is adequate to maintain the current growth of the Bank.

As of September 30, 2001, we were in process of constructing our permanent banking facility. Construction costs in process totaled approximately $1,249,000 as of September 30, 2001 and the total remaining expected costs of the project are $339,000.

Our capital increased to $8,610,000 as of September 30, 2001 as compared to $8,499,000 as of December 31, 2000. The increase is due to net income for the nine months ended September 30, 2001 of $46,000 in addition to unrealized gains in the securities portfolio of $65,000 for the same period.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to increase our profitability, we must increase the amount of earning assets so that net interest income along with non-interest income is sufficient to cover normal operating expenses incurred in a banking operation and the bank’s provision for loan losses.

Net income for the three and nine month periods ended September 30, 2001 was $12,000 and $46,000, respectively. Net interest income for the three and nine months ended September 30, 2001, was $413,000 and $1,152,000, respectively, which resulted in a net interest margin for the three and nine month period ended September 30, 2001 of 3.48% and 3.22%, respectively.

Net loss for the three and nine month periods ended September 30, 2000 was $(52,000) and $(273,000), respectively. We commenced operations on April 20, 2000. From January 1, 2000 to April 19, 2000, we were still in the development stage. Pre-opening expenses incurred from January 1, 2000 to April 19, 2000 consisted primarily of salaries and personnel expenses and other expenses related to opening the Bank.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. These charges are at a level that management determines is adequate based on the makeup of the loan portfolio and current economic considerations. The provision for loan losses was $120,000 and $260,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to $73,000 and $141,000 for the three and nine month periods ended September 30, 2000. The allowance for loan losses as a percentage of total loans was to 1.25% as of September 30, 2001 compared to 1.08% at December 31, 2000. As of September 30, 2001, no loans had been charged-off since inception.

Information with respect to non-accrual, past due and restructured loans at September 30, 2001 and 2000 is as follows:

September 30,

	2001	2000

(Dollars in Thousands)
Non-accrual loans	$-0-	$-0-

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	-0-	-0-

Restructured loans	-0-	-0-

Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	-0-	-0-

Interest income that would have been recorded on non-accrual and restructured loans under original terms	-0-	-0-

Interest income that was recorded on non-accrual and restructured loans	-0-	-0-

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which we are aware of any information which causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through September 30, 2001 and 2000 is as follows:

	Nine Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)
Average amount of loans outstanding	$24,292	$7,470

Balance of allowance for loan losses at beginning of period	$180	$-0-

Loans charged off

Commercial and financial	-0-	-0-

Real estate mortgage	-0-	-0-

Installment	-0-	-0-

	-0-	-0-

Loans recovered

Commercial and financial	-0-	-0-

Real estate mortgage	-0-	-0-

Installment	-0-	-0-

	-0-	-0-

Net charge-offs	-0-	-0-

Additions to allowance charged to operating expense during period	260	141

Balance of allowance for loan losses at end of period	$440	$141

Ratio of net loans charged off during the period to average loans outstanding	0%	0%

Other income has increased by $28,000 and $125,000 for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000 due to increased service charges on deposit accounts and realized gains on sales of securities. During the first quarter of 2001, the Bank realized $41,000 in gains on sales of securities available for sale.

Other expenses increased by $50,000 for the three months ended September 30, 2001, as compared to the same period in 2000 due primarily to increased salaries and additional depreciation expense on fixed assets. The number of full time equivalent employees increased to 15 at September 30, 2001 from 11 at September 30, 2000. Other expenses increased by $312,000 for the nine months ended September 30, 2001 as compared to the same period in 2000 due to the Bank’s first full year of operations during 2001 versus only five months as of September 30, 2000. The Bank commenced operations on April 20, 2000. The Bank was in the development stage from January 1, 2000 to April 19, 2000.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and nine months ended September 30, 2001 and 2000, because of operating losses incurred to date.

We know of no trends, demands, commitments, events or uncertainties, other than the effect of the events of September 11, 2001 as described above, that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Security holders for vote during this period, however, two additional directors were elected to the Board of Directors by authority granted in the By-Laws to the Board of Directors. Jennifer Thomasson and Dennis H. McDowell, II were elected as Class I directors to serve until the annual meeting of Shareholders to be held in May, 2002.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Form 8-K 12g-3 filed with the Securities and Exchange Commission (SEC) on October 11, 2001)

	3.2	Bylaws (incorporated by reference to Exhibit 3.2 of Form 8-K 12g-3 filed with the SEC on October 11, 2001)

	21	Subsidiaries of Registrant

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANK (Registrant)

Date: October 31, 2001	/s/ James B. Kimsey James B. Kimsey President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2001	/s/ Ann B. Bledsoe Ann B. Bledsoe Senior Vice President and Chief Financial Officer (Principal Accounting Officer)