Form 10KSB40
period 2001-12-31
NEWNAN COWETA BANCSHARES INC
filed 2002-03-29
CIK 1157282

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to

                         COMMISSION FILE NUMBER 0-33221

                         NEWNAN COWETA BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)

       Georgia                                              58-2655471
--------------------------------------------------------------------------------
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

                       145 MILLARD FARMERINDUSTRIAL BLVD.
                              NEWNAN, GEORGIA 30263
               (Address of principal executive offices)(Zip Code)

                                 (770) 683-6222
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the Registrant's fiscal year ended December 31, 2001 total $3,414,000.

         The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on January 31, 2001 was approximately $5,726,350. There were 900,000 shares of Common Stock outstanding as of January 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                         NEWNAN COWETA BANCSHARES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

ITEM                                                                             PAGE
NUMBER                                                                          NUMBER
------                                                                          ------
                                     PART I

 1.         Description of Business.........................................         2

 2.         Description of Property.........................................        12
 3.         Legal Proceedings...............................................        12

 4.         Submission of Matters to a Vote of
            Security Holders................................................        12

                                 PART II

 5.         Market for Common Equity and
            Related Stockholder Matters.....................................        12

 6.         Management's Discussion and Analysis
            or Plan of Operation............................................        12

 7.         Financial Statements............................................        29

 8.         Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................        29

                                PART III

 9.         Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act...............................       29

10.         Executive Compensation..........................................       37

11.         Security Ownership of Certain Beneficial Owners
            and Management..................................................       39

12.         Certain Relationships and Related Transactions..................       40

13.         Exhibits and Reports on Form 8-K................................       40

            Signatures......................................................

            Index of Exhibits ..............................................

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

THE COMPANY

         Newnan Coweta Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Newnan Coweta Bank, a Georgia banking corporation (the "Bank"), was incorporated on December 21, 1999 and commenced business on April 20, 2000. The Bank reorganized into a holding company structure effective October 1, 2001.

         The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

         While the Company may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, the Company currently has no plans, understandings or agreements concerning any other activities other than as described below. The results of operations and financial condition of the Company for the foreseeable future, therefore, will be determined primarily by the results of operations and financial condition of the Bank.

THE BANK

         The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

EMPLOYEES

         As of February 1, 2002, the Company and the Bank had 18 full-time equivalent employees of whom 15 are full-time and 3 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good.

CUSTOMERS

         It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

COMPETITION

         All phases of the Company's banking activities are highly competitive. The Company competes actively with nine commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Coweta County, Georgia and its surrounding areas.

         Based on total assets of approximately $61 million at December 31, 2001, the Bank represents approximately 4.37% of the deposit base in the Coweta County market. Four major regional banks represent approximately 47% of the deposits in the Coweta County market. The larger financial institutions have greater resources and lending limits than the Bank, and the four major regional banking institutions have nine branches in the county. There are several credit unions located in Coweta County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

         The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank will focus its resources to seek out and attract small business relationships and take advantage of the Bank's ability to provide flexible service that meets the needs of this customer class. Management feels this market niche is the most promising business area for the future growth of the Bank.

SUPERVISION AND REGULATION

GENERAL

         We are subject to state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

         Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry during the past ten years. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

THE COMPANY

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance under the Bank Holding Company

Act of 1956, as amended, and the Georgia Bank Holding Company Act. We are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and the Georgia Bank Holding Company Act and the regulations of the Georgia Department of Banking and Finance.

         The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

                  - it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

                  - it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

                  - it may merge or consolidate with any other bank holding company.

         The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions may be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is five years.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which provides that:

                  - interstate acquisitions by institutions located in Georgia will be permitted in states which also allow interstate acquisitions; and

                  - interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow interstate acquisitions.

         Additionally, in 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning banks outside of Georgia and all non-Georgia banks and bank holding companies owning banks in Georgia the right to merge any bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis throughout Georgia, subject to the prior approval of the Georgia Department of Banking and Finance.

         Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. Bank holding companies are also generally prohibited from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall within this category include acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling certain types of credit insurance, and performing certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any non-banking activity when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the safety and soundness of any bank subsidiary of that bank holding company.

THE BANK

         The Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank's commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

         On July 25, 2001 the Bank became a member of the Federal Reserve System. Consequently, most aspects of the Bank's operations are regulated and examined by both the Georgia Department of Banking and Finance and the Federal Reserve, including reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payments of dividends, establishment of branches, consolidation or corporate reorganization and maintenance of books and records.

GRAMM-LEACH-BLILEY ACT OF 1999

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This new law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase. It is too early to determine what effect, if any, this new law will have on us.

         The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system's modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

         The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the "financial holding company." Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

                  -        financial in nature;

                  - incidental to an activity that is financial in nature; or

                  - complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

         The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

                  - lending, exchanging, transferring or investing for others;

                  -        safeguarding money or securities;

                  - insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

                  -        providing financial, investment or economic advice;

                  - issuing or selling interests in pools of assets that a bank could hold directly;

                  - underwriting, dealing in or making markets in securities; and

                  - engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

         The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

                  - lending, exchanging, transferring or investing for others or safeguarding financial assets other than money or securities;

                  - providing any device or other instrumentality for transferring financial assets; and

                  - arranging, effecting or facilitating financial transactions for third parties.

         Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

                  - all of the bank holding company's depository institution subsidiaries must be well capitalized;

                  - all of the bank holding company's depository institution subsidiaries must be well managed; and

                  - the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

         With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act's requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least "satisfactory" at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

         If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

                  - that dividends of cash or property may be paid only out of the retained earnings of the Bank;

                  - that dividends may not be paid if the Bank's paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank's capital stock; and

                  - that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

                           - the Bank's total classified assets exceed 80% of its equity capital;

                           - the aggregate amount of dividends to be declared exceeds 50% of the Bank's net profits after taxes but before dividends for the previous calendar year; or

                           - the ratio of equity capital to total adjusted assets is less than 6%.

         Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2001, the Bank could pay no dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

         We are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal
Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid, low-risk assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2001, the Company's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 17.98% and 16.77%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio as of December 31, 2001 was 15.63%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

         The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Reserve, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2001. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit

Insurance Corporation, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the Federal Deposit Insurance Corporation have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank's capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

         In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed a requirement for the Bank to maintain a leverage ratio of not less than 8.0% during the first three years of the Bank's operation. Following the expiration of this initial period, the Bank will become subject to a 6.0% primary capital ratio. Such standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses.

SUPPORT OF SUBSIDIARY INSTITUTION

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. This law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of such actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         Under the regulations, an FDIC-insured bank will be:

         - "well capitalized" if it has a total capital ratio of 10.0% or greater, a tier 1 capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

         - "adequately capitalized" if it has a total capital ratio of 8.0% or greater, a tier 1 capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not "well capitalized";

         - "undercapitalized" if it has a total capital ratio of less than 8.0%, a tier 1 capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

         - "significantly undercapitalized" if it has a total capital ratio of less than 6.0%, a tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

         - "critically undercapitalized" if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

         A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease.

         An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be "undercapitalized". "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank's total assets at the time it became "undercapitalized" and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". "Significantly undercapitalized" institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

         As of December 31, 2001, the Bank had the requisite capital levels to qualify as "well capitalized."

FDIC INSURANCE ASSESSMENTS

         The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

         The FDIC may terminate the insurance of the deposits of the Bank upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition the FDIC has imposed.

SAFETY AND SOUNDNESS STANDARDS

         The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

COMMUNITY REINVESTMENT ACT

         The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

         Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution's Community Reinvestment Act performance and to review the institution's Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution's written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution's community reinvestment record.

         The recently enacted Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of December 31, 2001,the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Neither the Company nor the Bank has any other properties.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is not listed, traded or quoted on any securities exchange or in the over-the-counter market; however, there are three dealer makers of the Common Stock. To the Company's management's knowledge, the most recent transaction with respect to the Company's Common Stock was $12.50 per share.

         There were approximately 680 holders of record of the common stock as of December 31, 2001.

         The Company currently intends to retain its earnings for use in the business and does not foresee paying cash dividends in the near future. The Board of Directors cannot predict when such dividends, if any will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of the Company's expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Newnan Coweta Bank, at December 31, 2001 and 2000 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

         We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

OVERVIEW

         The year 2001 was highlighted by significant loan and deposit growth. Our primary market area of Coweta County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. The area's growth should provide a base for continued profitability.

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

         The following is a summary of our balance sheets for the periods indicated:

                                                                 December 31,
                                                           2001               2000
                                                           (Dollars in Thousands)
Cash and due from banks                                  $  3,054           $    686
Federal funds sold                                          2,079              6,720
Securities                                                  5,828              4,382
Loans, net                                                 46,717             16,516
Premises and equipment                                      2,630                744
Other assets                                                  662                226
                                                         --------           --------

                                                         $ 60,970           $ 29,274
                                                         ========           ========

Total deposits                                           $ 51,793           $ 20,586
Other borrowings                                               35                 --
Other liabilities                                             505                190
Stockholders' equity                                        8,637              8,498
                                                         --------           --------

                                                         $ 60,970           $ 29,274
                                                         ========           ========

         As of December 31, 2001, we had total assets of $60.9 million, an increase of 108% over December 31, 2000. Total interest-earning assets were $54.6 million at December 31, 2001 or 89.6% of total assets as compared to 94.3% of total assets at December 31, 2000. Our primary interest-earning assets at December 31, 2001 were loans, which made up 86% of total interest-earning assets as compared to 60% at December 31, 2000. Our loan to deposit ratio was 90% at December 31, 2001 as compared to 80% at December 31, 2000. Deposit growth of $31.2 million, has been used primarily to fund loan growth of $30.2 million. The balance of the deposit growth and a decrease in federal funds sold of $4.6 million funded an increase in cash and due from banks of $2.4 million and an increase in fixed assets. The increase in fixed assets of $1.9 million was the result of the completion of our permanent banking facility during October 2001.

         Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $5.8 million at December 31, 2001 compared to $4.4 million at December 31, 2000. Unrealized gains on securities available-for-sale increased to $144,000 at December 31, 2001 from $64,000 at December 31, 2000.

         We have 83% of our loan portfolio collateralized primarily by real estate located in our primary market area of Coweta County and surrounding counties. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 26% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Real estate loans secured by one to four family residential properties comprise 8% of the loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties total 49% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

         The remaining 17% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with only slight indications of a downturn in the local economy. The overall United States economy has suffered as a result of September 11, 2001; however, our local economy has been only slightly impacted to date.

         We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

         The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

         Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

         At December 31, 2001, we had loan commitments outstanding of $9.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2001, we had arrangements with two commercial banks for additional short-term advances of $4,400,000.

         At December 31, 2001, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased due to net income in 2001 of $59,000 and the increase in the fair value of securities available-for-sale in the amount of $80,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of regulatory capital ratios.

         In the future, the primary source of funds available to Newnan Coweta Bancshares, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank can pay no dividends without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Newnan Coweta Bancshares, Inc. and the Bank as of December 31, 2001 are as follows:

                                                                                   Actual

                                                             Newnan Coweta        Newnan         Regulatory
                                                            Bancshares, Inc.    Coweta Bank      Requirements
                                                            ----------------    -----------      ------------
Leverage capital ratio                                           15.57%            15.63%            5.00%
Risk-based capital ratios:
   Core capital                                                  16.77%            16.84%            6.00%
   Total capital                                                 17.98%            18.05%           10.00%

         At December 31, 2001, we had no material commitments for capital expenditures.

         These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

         We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

         We are not aware of any other known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Bank's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         The following is a summary of our operations for the years indicated.

                                                          Years Ended December 31,
                                                          2001               2000
                                                           (Dollars in Thousands)
Interest income                                          $ 3,195            $ 1,334

Interest expense                                           1,541                492
                                                         -------            -------

Net interest income                                        1,654                842

Provision for loan losses                                    435                180

Other income                                                 219                 32

Other expenses                                             1,379                941
                                                         -------            -------

Pretax income (loss)                                          59               (247)

Income taxes                                                  --                 --
                                                         -------            -------

Net income (loss)                                        $    59            $  (247)
                                                         =======            =======

Net Interest Income

         Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

         The net yield on average interest-earning assets was 3.92% in 2001 as compared to 6.67% in 2000. Average loans increased by $18.7 million which was the primary change in average interest-earning assets that increased overall by $24.4 million. Average interest-bearing liabilities increased by $22.4 million with average time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 7.56% in 2001 from 10.56% in 2000. The rate paid on average interest-bearing liabilities decreased to 4.76% in 2001 as compared to 6.89% in 2000.

Provision for Loan Losses

         The provision for loan losses was $435,000 in 2001 as compared to $180,000 in 2000. The amounts provided were due primarily to the growth of the portfolio and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible.

This evaluation considers past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses as a percentage of total loans at December 31, 2001 and 2000 was 1.29% and 1.08%, respectively.

Other Income

         Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $219,000 in 2001 as compared to $32,000 in 2000 resulting in an increase of $187,000. The increase is primarily due to an increase in service charges on deposit accounts of $100,000 related to overall deposit growth and to gain on sales of securities available-for-sale of $71,000.

Other Expenses

         Other expenses were $1,379,000 in 2001 as compared to $941,000 in 2000, or an increase of $438,000. Salaries and employees benefits increased by $176,000 due to an increase in the number of full time equivalent employees to 17 at December 31, 2001 from 12 at December 31, 2000 and other annual salary increases. Equipment and occupancy expenses increased by $61,000 due to increased depreciation and occupancy costs of our new permanent banking facility, which was completed in October 2001. Other operating expenses increased by $201,000 due primarily to increased data processing costs of $81,000, and increased professional fees of $35,000. The increase in professional fees was directly related to the formation of our holding company, Newnan Coweta Bancshares, Inc. during 2001. The increases in all other operating expenses were directly related to the overall growth of the Bank.

Income Tax

         No income taxes have been accrued for the years ended December 31, 2001 and 2000, due to cumulative operating losses incurred to date

Asset/Liability Management

         Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

         Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will re-price or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

         Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

         At December 31, 2001, our cumulative one-year interest rate-sensitivity gap ratio was 97%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will re-price during this period at a rate slightly faster than our interest-earning assets.

         The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact, re-price at different times within such period and at different rates.

                                                                  After             After
                                                                  Three              One
                                                                  Months           Year but
                                                 Within            but              Within            After
                                                  Three           Within            Five              Five
                                                 Months          One Year           Years             Years          Total
                                                                         (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold                          $  2,079        $      --         $     --        $     --        $  2,079
     Securities                                     3,006            1,098              565           1,159           5,828
     Loans                                         34,736              619           11,912             102          47,369
                                                 --------        ---------         --------        --------        --------

                                                 $ 39,821        $   1,717         $ 12,477        $  1,261        $ 55,276
                                                 --------        ---------         --------        --------        --------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits and savings                   $ 20,619        $      --         $     --        $     --        $ 20,619
     Time deposits                                  8,508           13,800            5,265              --          27,573
     Other borrowings                                  35               --               --              --              35
                                                 --------        ---------         --------        --------        --------

                                                 $ 29,162        $  13,800         $  5,265        $     --        $ 48,227
                                                 --------        ---------         --------        --------        --------

Interest rate sensitivity
     gap                                         $ 10,659        $ (12,083)        $  7,212        $  1,261        $  7,049
                                                 ========        =========         --------        ========        ========
Cumulative interest rate
     sensitivity gap                             $ 10,659        $  (1,424)        $  5,788        $  7,049
                                                 ========        =========         ========        ========
Interest rate sensitivity
     gap ratio                                       1.37              .12             3.90              --
                                                 ========        =========         ========
Cumulative interest rate
     sensitivity gap ratio                           1.37              .97             1.12            1.15
                                                 =========       =========         ========        ========

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

         The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders' equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

                                                                 2001                                      2000
                                                  -----------------------------------      -----------------------------------
                                                                               (dollars in thousands)
                                                   Average       Income/      Yields/        Average      Income/     Yields/
                                                  Balances(1)    Expense       Rates       Balances(1)    Expense     Rates(5)
                                                  -----------    -------      -------      -----------    -------     --------
Cash and due from banks                           $    973        $   --          - %       $  1,450       $   --         - %
Taxable securities (3)                               5,518           326         5.91          2,594          136        7.40
Unrealized gains on securities                          75            --           --              5           --          --
Federal funds sold                                   7,898           337         4.27          5,152          258        7.06
Loans (2) (3)                                       28,823         2,532         8.78         10,077          854       11.96
Allowance for loan losses                             (346)           --           --            (99)          --          --
Interest earned on federal funds
   sold prior to the Bank
   commencing operations                                --            --           --             --           86          --
Other assets                                         1,577            --           --            835           --          --
                                                  --------        ------       ------       --------       ------      ------

                                                  $ 44,518                                  $ 20,014
                                                  ========                                  ========

Total interest-earning assets                     $ 42,239        $3,195         7.56%      $ 17,823       $1,334       10.56%
                                                  ========        ======                    ========       ======

Noninterest-bearing demand                        $  3,240        $   --           --%      $  1,429       $   --         --%
Interest-bearing
  demand and savings                                12,365           427         3.45          5,282          229       6.12
Time deposits                                       20,010         1,113         5.56          4,729          252        7.51
                                                  --------        ------                    --------       ------
              Total deposits                      $ 35,615        $1,540                    $ 11,440          481
                                                  ========        ======                    ========       ======
Other borrowings                                        13             1         4.27             --           --          --
Other liabilities                                      380            --                          72           --          --
Interest incurred on other borrowings
   prior to the Bank commencing
   operations                                           --            --           --             --           11          --
Stockholders' equity(4)                              8,510            --           --          8,502           --          --
                                                  --------        ------                    --------       ------

                                                  $ 44,518                                  $ 20,014
                                                  ========                                  ========

Total interest-bearing liabilities                $ 32,388        $1,541         4.76%      $ 10,011       $  492        6.89%
                                                  ========        ------                    ========       ------

Net interest income                                               $1,654                                   $  842
                                                                  ======                                   ======
Net interest spread                                                              2.80%                                    3.67%
                                                                                 ====                                    =====
Net yield on average interest-earning assets                                     3.92%                                    6.67%
                                                                                 ====                                    =====

(1) Average balances were determined using the daily average balances. Average balances for the year ended December 31, 2000 were determined from April 20, 2000, the date we commenced operations, to December 31, 2000.
(2) Includes non-accrual loans with average balances of $5,000 for the year ended December 31, 2001. There were no non-accrual loans during the year ended 2000.
(3) Interest and fees on loans includes $272,000 and $115,000 of loan fee income for the years ended December 31, 2001 and 2000, respectively. There was no interest income recognized on non-accrual loans during 2001 or 2000.
(4) Average unrealized gains on securities available-for-sale are included in stockholders' equity.
(5) Yields/Rates for 2000 were calculated on annualized interest income and expense from April 20, 2000, the date we commenced operations.

RATE AND VOLUME ANALYSIS

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                                   Year Ended December 31,
                                                                        2001 vs. 2000
                                                                        Changes Due To:
                                                            Rate             Volume                Net
                                                                      (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                            $  (565)          $ 2,243             $ 1,678
     Interest on taxable securities                            (26)              216                 190
     Interest on federal funds sold                           (200)              193                  (7)
                                                           -------           -------             -------
              Total interest income                           (791)            2,652               1,861
                                                           -------           -------             -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
        demand deposits and savings                           (236)              434                 198
     Interest on time deposits                                (287)            1,148                 861
     Interest on other borrowings                               --               (10)                (10)
                                                           -------           -------             -------
              Total interest expense                          (523)            1,572               1,049
                                                           -------           -------             -------

              Net interest income                          $  (268)          $ 1,080             $   812
                                                           =======           =======             =======

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                  December 31,
                                                           2001                2000
                                                              (Dollars in Thousands)
         U.S. Government agencies                        $    506            $  1,489
         Mortgage backed securities                         5,322               2,491
         Other corporate debt securities                       --                 402
                                                         --------            --------
                                                         $  5,828            $  4,382
                                                         ========            ========

MATURITIES

         The amounts of debt securities in each category as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years,
(3) after five through ten years and (4) after ten years.

                                                                                     After one                 After five
                                                      One year or less           through five years         through ten years
                                                  Amount          Yield(1)      Amount      Yield(1)       Amount      Yield(1)
U.S. Government agencies                          $   506            6.65%     $    --           --%        $   --          --%
Mortgage backed securities                             --              --          565         7.29%            --          --
                                                  -------         -------      -------      -------        -------     -------
                                                  $   506            6.65%     $   565         7.29%            --          --
                                                  =======                      =======                     =======

                                                           After ten years                     Total
                                                      Amount             Yield(1)      Amount          Yield(1)
U.S. Government agencies                              $    --               -- %       $   506            6.65%
Mortgage backed securities                              4,757               4.87%        5,322            5.26
                                                      -------            -------       -------         -------
                                                        4,757               4.87%        5,828            5.38%
                                                      =======                          =======

(1) The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

                                 LOAN PORTFOLIO

TYPES OF LOANS

         The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                 December 31,
                                                           2001                2000
                                                            (Dollars in Thousands)
         Commercial                                      $  6,206            $  1,965
         Real estate-construction                          12,432               4,492
         Real estate-mortgage                              26,891               9,124
         Consumer installment and other                     1,860               1,121
                                                         --------            --------
                                                           47,389              16,702
         Deferred loan fees                                   (60)                 (6)
         Allowance for loan losses                           (612)               (180)
                                                         --------            --------
                       Net loans                         $ 46,717            $ 16,516
                                                         ========            ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

                                                                   (Dollars in Thousands)
         Commercial
              One year or less                                          $  3,401
              After one through five years                                 2,600
              After five years                                               205
                                                                        --------
                                                                           6,206
                                                                        ========

         Construction
              One year or less                                            12,432
              After one through five years                                    --
              After five years                                                --
                                                                        --------
                                                                          12,432
                                                                        ========

         Other
              One year or less                                             8,055
              After one through five years                                20,512
              After five years                                               184
                                                                        --------
                                                                          28,751
                                                                        --------

                                                                        $ 47,389
                                                                        ========

         The following table summarizes loans at December 31, 2001 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                                 (Dollars in Thousands)
         Predetermined interest rates                                  $ 15,099
         Floating or adjustable interest rates                            8,402
                                                                       --------
                                                                       $ 23,501
                                                                       ========

RISK ELEMENTS

         Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2001 and 2000 is as follows:

                                                                                 December 31,
                                                                            2001               2000
                                                                             (Dollars in Thousands)
         Non-accrual loans                                                  $ 20                $  0
         Loans contractually past due ninety
              days or more as to interest or
              principal payments and still accruing                            0                   0
         Restructured loans                                                    0                   0
         Loans, now current about which there are
              serious doubts as to the ability of the
              borrower to comply with loan repayment terms                     0                   0
         Interest income that would have been recorded
              on non-accrual and restructured loans under
              original terms                                                   1                   0
         Interest income that was recorded on
              Non-accrual and restructured loans                               0                   0

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

         Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off; recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                                                          Years Ended December 31,
                                                                          2001                2000
                                                                          (Dollars in Thousands)
         Average amount of loans outstanding                           $ 28,823             $ 10,077
                                                                       ========             ========

         Balance of allowance for loan losses
              at beginning of year                                     $    180             $      0
                                                                       --------             --------

         Loans charged off
              Commercial and financial                                       --                   --
              Real estate mortgage                                            3                   --
              Installment                                                    --                   --
                                                                       --------             --------
                                                                              3                   --
                                                                       --------             --------

         Loans recovered
              Commercial and financial                                       --                   --
              Real estate mortgage                                           --                   --
              Installment                                                    --                   --
                                                                       --------             --------
                                                                             --                   --
                                                                       --------             --------

         Net charge-offs                                                      3                   --
                                                                       --------             --------

         Additions to allowance charged to operating
              expense during year                                           435                  180
                                                                       --------             --------

         Balance of allowance for loan losses
              at end of year                                           $    612             $    180
                                                                       ========             ========

         Ratio of net loans charged off during the
         year to average loans outstanding                                  .01%                  --%
                                                                       ========             ========

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

         Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                           December 31, 2001              December 31, 2000
                                                          Percent of loans in            Percent of loans in
                                                             each category                 each category
                                                      Amount        to total loans    Amount        to total loans
                                                                     (Dollars in Thousands)
Commercial                                            $ 136                 13%           22              12%
Real estate - construction                              151                 26            49              27
Real estate - mortgage                                  302                 57            99              55
Consumer installment and other                           23                  4            10               6
                                                      -----              -----         -----           -----
                                                      $ 612                100%        $ 180             100%
                                                      =====              =====         =====           =====

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits is presented below. (1)

                                                                        Years Ended December 31,
                                                                  2001                            2000
                                                       Amount              Percent       Amount          Percent
                                                                     (Dollars in Thousands)
Noninterest-bearing demand                            $  3,240                --%      $  1,429             --%
Interest-bearing demand and savings                     12,365               3.45         5,282            6.12
Time deposits                                           20,010               5.56         4,729            7.51
                                                      --------                         --------
                                                      $ 35,615                         $ 11,440
                                                      ========                         ========

(1) Average balances were determined using the daily average balances during the year. For the year ended December 31, 2000, the average balances were determined from April 20, 2000, the date we commenced banking operations, to December 31, 2000.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                  (Dollars in Thousands)
         Three months or less                                          $  3,553
         Over three months through six months                             3,480
         Over six through twelve months                                   3,405
         Over twelve months                                               3,304
                                                                       --------
                  Total                                                $ 13,742
                                                                       ========

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the year indicated is presented below.

                                                                            Years Ended December 31,
                                                                           2001                 2000
         Return on assets (1)                                               .13%               (1.23)%
         Return on equity (2)                                               .69%               (2.91)%
         Dividend payout ratio (3)                                           --                   --
         Equity to assets ratio (4)                                       19.12%               42.48%

(1)      Net income (loss) divided by average total assets.
(2)      Net income (loss) divided by average equity.
(3)      Dividends declared per share of common stock divided by net income
         (loss) per share.
(4)      Average equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-35 and made a part of this Annual Report on Form 10-KSB:

         Report of Independent Certified Public Accountants on the Financial
                  Statements

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Operations for the years ended December 31, 2001, and 2000

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31,
                  2001 and 2000

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Charter provides that the Board of Directors shall consist of no fewer than 5 nor more than 25 members. The Board is currently set at 15 members by Board resolution. The Board of Directors is divided into three classes. Class I directors will be up for election at the Company's 2002 annual shareholder meeting, Class II directors will be up for election at the Company's 2003 annual shareholder meeting, and Class III directors will be up for election at the Company's 2004 annual shareholder meeting. Each director serves a three-year term. The directors and officers of the Company are also the directors and officers of the Bank.

         The Bank's executive officers are James B. Kimsey, President; Ann B. Bledsoe, Senior VP, CFO and Treasurer; and Allan Payton Senior Vice President and Loan Officer. Kimsey and Bledsoe are parties to employment contracts with the Bank dated March 7, 2000. The employment contract for Mr. Kimsey is for an initial term of three years with automatic one-year extension unless either party notifies the other within six months of the then current expiration date. Ms. Bledsoe's employment agreement states that her employment is at will.

         Set forth below is information with respect to each member of the Board of Directors and each executive officer of the Company and the Bank as of January 1, 2002.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Common             Percent of
Name and Address                                    Director              Principal               Stock             Outstanding
(Director = D;                        Director        Term             Occupation or            Beneficially           Common
 Officer = O)                 Age       Since        Expires             Employment                Owned                Stock
-----------------------------------------------------------------------------------------------------------------------------------
Ann B. Bledsoe(O)             51         N/A           N/A      Senior VP, CFO and Treasurer        6,600(1)              .71%
86 Georgian Terrace
West Point, GA  31833
-----------------------------------------------------------------------------------------------------------------------------------
Robert E. Cordle, Jr.(D)      45         2001         2002      Certified Public Accountant        15,000                1.62%
6 Brookwood Dr
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Joe S. Crain, Jr.(D)          36         2001         2002      Vice President/Petroleum           25,100(2)             2.71%
390 Golfview Club Dr                                            Marketing
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Douglas T. Daviston(D)        60         2001         2004      President and CEO/Funeral          25,000                2.69%
18 Redbud Trail                                                 Home
Newnan, GA  30264
-----------------------------------------------------------------------------------------------------------------------------------
Otis F. Jones, III(D)         36         2001         2002      Partner & Agent/Insurance          20,000(3)             2.16%
21 Woodlane Drive                                               Agency
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
James B. Kimsey               49         2001         2002      President-Newnan Coweta Bank       17,600(2)(4)          1.90%
(D,O)
175 Golfview Club Dr
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
David LaGuardia(D)            41         2001         2004      Vice President/Nurse               42,600(2)             4.59%
125 highlands Points                                            Anesthesia
Newnan, GA  30265
-----------------------------------------------------------------------------------------------------------------------------------
Bob B. Mann, Jr.(D)           48         2001         2003      Physician                          22,600(2)             2.44%
1051 Highway 29 N
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Theo D. Mann(D)               52         2001         2004      Attorney                           55,200(5)             5.95%
17 Atkinson Street
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Dennis H. McDowell, II(D)     30         2001         2002      President of Residential           20,498                2.21%
104 Falcon Way                                                  Construction Co
Carrollton, GA  30116
-----------------------------------------------------------------------------------------------------------------------------------
J. Walker Moody(D)            58         2001         2003      President/Golf Course              27,600(2)             2.98%
1793 Corith Road
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
James Van S. Mottola(D)       48         2001         2004      President/Real Estate              42,600(2)             4.59%
123 Pickens Drive
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Allan C. Payton(O)            44          N/A          N/A      Senior Vice President &               -0-                0.00%
95 Hamilton Drive                                               Senior Loan Officer
Newnan, GA  30263

-----------------------------------------------------------------------------------------------------------------------------------
Melvin Samuels (D)            50         2001         2002      Manager/Georgia Department          1,667(6)              .18%
106 Huntington Ct.                                              of Labor (Newnan Office)
Newnan, GA  30265
-----------------------------------------------------------------------------------------------------------------------------------
Donald Sprayberry, Jr.(D)     43         2001         2003      Vice President/Restaurants         27,600(2)             2.98%
127 Pickens Drive
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Jennifer J. Thomasson(D)      38         2001         2002      Educator                                0                0.00%
108 Woodbine Cir
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
Woodie T. Wood, Jr.(D)        40         2001         2003      President/Wood Properties &        20,000                2.16%
1 Wood Drive                                                    Investments, Inc.
Newnan, GA  30263
-----------------------------------------------------------------------------------------------------------------------------------
All Directors and             N/A         N/A          N/A      N/A                               369,965               39.88%
Executive Officers
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes 3,600 incentive stock options that are exercisable or will be exercisable within the next 60 days.

(2) With respect to Messrs. Crain, Jones, Kimsey, LaGuardia, B. Mann, Moody, Mottola and Sprayberry, beneficial ownership as reported in the table includes 2,600 shares of the Company's Common Stock that may be acquired upon the exercise of outstanding warrants.

(3) Includes 2,100 shares held in Mr. Jones' IRA account, 2,000 shares held by Mr. Jones' wife and 4,000 shares held by Mr. Jones as custodian for his children.

(4) Includes 9,000 incentive stock options that are exercisable or will be exercisable within the next 60 days.

(5) With respect to Mr. Theo Mann, beneficial ownership as reported in the table includes 5,200 shares of the Company's Common Stock that may be acquired upon the exercise of outstanding warrants, 2,000 of the Company's Common Stock held in trust for Mr. Mann's minor children with Mr. Mann serving as trustee, 10,000 shares of the Company's Common Stock held in a unified residual trust for R.S. Mann, Jr. with Mr. Mann serving as co-trustee, 10,000 shares of the Company's Common Stock held in the name of Mann & Wooldridge, P.C. Profit Sharing Plan and Trust, and 1,000 shares held by Mr. Mann's wife.

(6) With respect to Mr. Samuels, beneficial ownership as reported in the table includes 667 shares of the Bank's Common Stock that may be acquired upon the exercise of outstanding warrants.

         Set forth below is a brief account of the business experience of the directors and executive officers of the Bank during the past five years or more including principal occupations and employment during that period:

         ANN B. BLEDSOE - Ann B. Bledsoe serves as Senior Vice President, Chief Financial Officer and Treasurer of the Bank. She has been in the banking industry since 1970, and most recently was President and Chief Executive Officer of Citizens National Bank in Valley, Alabama. Ms. Bledsoe also served as Vice President and Chief Financial Officer from 1998 to 1999 and Vice President and Operations Officer from 1996 to 1998 at Citizens National Bank. At Valley National Bank in Lanett, Alabama, Ms. Bledsoe was Executive Vice President from 1995 to 1996, Vice President from 1992 to 1995, Vice President and Cashier from 1985 to 1992 and Assistant Vice President from 1982 to 1985. During her tenure at Valley National Bank, from 1986 to 1991, Ms. Bledsoe was active in a software users group--Gulf States Jack Henry & Associates Users Group which she was active in forming and for which she served as an officer and director from 1986 to 1991. From 1980 to 1982, Ms. Bledsoe was the Territory Manager for Burroughs Corporation in Columbus, Georgia where she was a sales representative for electronic data processing equipment for approximately forty-five commercial banks and five savings and loan associations. Ms. Bledsoe presently serves as President of the Girl Scouts of Pine Valley Council in Griffin, Georgia. Ms. Bledsoe holds a Bachelor of Business Administration from Auburn University at Montgomery and a graduate of the Graduate School of Banking of the South.

         ROBERT E. CORDLE, JR. - Mr. Cordle is a partner of the accounting firm Geeslin, Cordle, Johnson and Wetherington, LLP in Newnan, Georgia. He has 18 years of public accounting experience with expertise in business consulting, business development and estate planning and preservation. Mr. Cordle is currently serving as the chairman of 21st Century Coweta and is a member of the Newnan Development Authority. He is an active deacon of the First Baptist Church of Newnan.

         JOE S. CRAIN, JR. - Since June 8, 1988, Mr. Crain has served as Vice President of Crain Oil Company, Inc. He is also President and part owner of Joe
S. Crain, Jr., Inc., a transport and equipment company, and President and part owner of three businesses which are engaged in real estate investment -- Drifters, Inc. (convenience store), Golfview Associates, Inc. (residential lots), and Texas T, Inc. (convenience store). He is an active member of the Newnan Rotary Club, Jaycees, Newnan-Coweta Chamber of Commerce and First United Methodist Church. He is a graduate of Newnan High School and Valdosta State University, and has attended marketing courses offered through Phillips Petroleum.

         DOUGLAS T. DAVISTON - Mr. Daviston has served as owner and CEO of McKoon Funeral Home since 1986. He is managing partner of Forest Lawn Memorial Park. He is also owner of M&T Properties which is engaged in real estate. He is owner of West Georgia Crematory. He was the 1995-1996 President of the Georgia Funeral Directors Association. He has served as Advisory Board member of First South Bank, Board of Trustees member of Emory Peachtree Regional Hospital, Finance Committee at the First Baptist Church of Newnan, Board member of the Newnan-Coweta Chamber of Commerce, and Chairman of Leadership Coweta. He is currently a member of the First Baptist Church of Newnan, The Georgia Funeral Directors

Association, Kiwanis Club of Newnan and various other civic and community organizations. After serving in the Army, Mr. Daviston attended the Kentucky School of Mortuary Science in 1967.

         OTIS F. JONES, III - Since 1989, Mr. Jones has been employed with Matrix Insurance Agency and he has served as a partner in Matrix Insurance Agency since 1995. Mr. Jones was awarded Accredited Advisor of Insurance (AAI) designation in 1993. Mr. Jones is active in Central Baptist Church, served as past president of the Newnan Rotary Club and is currently serving on the Newnan-Coweta Chamber of Commerce Board of Directors. He is a graduate of Newnan High School and The University of Georgia.

         JAMES B. KIMSEY - James B. Kimsey serves as the President and Chief Executive Officer of the Bank. Mr. Kimsey has been a banking professional for over 23 years. From January, 1997, to March, 1999, Mr. Kimsey served as the Senior Vice President and Senior Loan Officer for the Bank of Coweta County. He was President of the Community Banking Group of First Union National Bank from July, 1993, to January, 1997. Since 1998, Mr. Kimsey has been a shareholder in Golfview Associates, Inc. (real estate investment). Mr. Kimsey has served as an officer of Home Federal in Macon, Georgia and senior officer of Georgia Federal Bank, First Union Bank and Bank of Coweta. Mr. Kimsey's civic and community involvement include serving as an organizing member of 21st Century Coweta, serving on the board of trustees for United Way and serving on the board of trustees for the Newnan Historical Society. Mr. Kimsey graduated from Mercer University with a BA degree in 1974. He also attended the Institutes School of Banking and Marketing at the University of North Carolina at Chapel Hill in 1976 and has attended numerous credit and banking programs.

         DAVID LAGUARDIA - Mr. LaGuardia co-founded AnestheCare, Inc. (anesthesia billing company) in 1984 and serves as Vice President. Mr. LaGuardia also served as Chief Financial Officer and a nurse anesthetist at Richard LaGuardia, P.C. from 1982 to 1984. Mr. LaGuardia founded OutMed, LLC in 1995 and serves as President. Mr. LaGuardia is an owner in several businesses:
AnestheCare, Inc., Entrust, Inc. (real estate management), Happy Valley Development Corp. (real estate development), Pyramid Anesthesiology Group, Inc. (provides anesthesia billing and management services), Lower Fayetteville Ventures, Inc. (real estate partnership), Marquis Theatre Group, Inc. (real estate development), OutMed, LLC (various businesses), Parkway Ventures, Inc. (real estate investment), and T-Shirts & More, Inc. (retail t-shirts). He is a certified nurse anesthetist and serves on numerous boards including Coweta Vision 2020, Coweta Community Foundation, Pyramid Medical Management Group, Inc., and Georgia Rehabilitation Center. As a bank director (Bank of Coweta) from 1995 to 1999, he has served on the audit and executive committees. He received an associate degree from Macon Junior College, attended Mercer University and graduated from the Montgomery School of Anesthesia in Pennsylvania.

         DR. BOB BAKER MANN, JR. - Since July, 1984, Dr. Mann has been engaged in the practice of urology with the PAPP Clinic group. He has served as President of PAPP Clinic since October, 1997. Since 1987, Dr. Mann has been a stockholder in PARE Corporation and Happy Valley Development Corp., both of which engage in real estate. Dr. Mann is a current member of the Board of Trustees of Newnan Hospital and an active member of Central Baptist Church. Dr. Mann graduated from Emory University in 1975 and graduated from Emory Medical School in 1979.

         THEO D. MANN - Mr. Mann has served as President, Director and a shareholder of the law firm of Mann & Wooldridge, PC for the past ten years. He has been a practicing attorney for over 24 years and serves on the U.S. Bankruptcy Court Panel of Trustees. Mr. Mann has been and/or is involved in various businesses: President, Director and shareholder in 28 Jackson St., Inc. (real estate investment); Secretary, Director and shareholder in Happy Valley Development Corp. (real estate development); Assistant Secretary and shareholder in Flat Shoals, Inc. (real estate development); partner in Lake Coweta Associates (real estate development); Secretary/Treasurer and Director of Marco Polo Associates, Inc. (real estate); Member-manager of OutMed, LLC (various businesses); Director and Assistant Secretary of Peachtree Factory Center, Inc. (outlet mall development); and Secretary and Director of T-Shirts & More, Inc. (retail t-shirts). He is a member of the Newnan Rotary Club, First Baptist Church, 21st Century Coweta and is active in many other civic and community activities. From 1985 to 1995, Mr. Mann was an Advisory Director to Citizens & Southern National Bank/NationsBank in Newnan. Mr. Mann is a graduate of Newnan High School, Georgia Institute of Technology (B.I.E.) and The University of Georgia (J.D.).

         DENNIS MCDOWELL, II - Mr. McDowell is President of McDowell Construction specializing in residential construction. His firm has built over 200 homes in the last eleven years. Mr. McDowell resides in Carrollton, Georgia with his family.

         J. WALKER MOODY - Mr. Moody developed Orchard Hill Golf Club in 1990 and continues to serve as President, General Manager of Operations, and part owner. He is a member of the Newnan-Coweta Chamber of Commerce, 21st Century Coweta and is a member of Central Baptist Church. Mr. Moody is also an owner in Lower Fayetteville Ventures, Inc. (real estate development) and OutMed, LLC (various businesses). He is also a graduate of The University of Georgia.

         JAMES VAN S. MOTTOLA - Mr. Mottola has served as President and Qualifying Broker for Parks & Mottola, Inc. (real estate company) since it was organized in 1985. Mr. Mottola served on the Board of Directors of the Bank of Coweta from 1988 until February, 1999. Mr. Mottola was an organizing member of 21st Century Coweta, serves on the Board of Directors for Carroll Technical Institute, and is active in numerous other civic organizations. Mr. Mottola has been and/or is involved in various businesses including the following businesses: President of Happy Valley Development Corp. (real estate development); Secretary of Orchard Hills Golf, Inc. (golf course); Member-Manager and Member of the Executive Committee of OutMed, LLC (various businesses); Manager of Downtown Preservation Properties, LLC (real estate development); Secretary of Marquis Theatre Group, Inc. (real estate development); Secretary of Rocky Branch, Inc. (real estate development); Secretary of Rocky Branch II, Inc. (real estate development); Secretary of Flat Shoals, Inc. (real estate); President of Parkway Ventures, Inc. (real estate); President of Newnan By-Pass Associates, Inc. (real estate); and President of T-Shirts & More, Inc. (retail t-shirt store). Mr. Mottola is a graduate of The University of Georgia and serves as a member of the Board of Trustees of Clayton College and State University.

         ALLAN C. PAYTON - Mr. Payton joined the Bank as Senior Lender with eighteen years experience in banking. He served as Senior Vice President Commercial Banking at Century South Bank, Vice President Commercial Lending at Farmers and Merchants Community Bank, Vice President Commercial Banking at Peachtree National Bank, and Vice President and Manager of Business Banking Group at Tucker Federal Bank. He holds a Bachelor of Science in Political Science/Minor in Management from State University of West Georgia. He is a native of Newnan, Georgia and attends church at Crossroads Church, Sharpsburg, Georgia.

         MELVIN SAMUELS - Mr. Samuels has served as Manager of the Newnan office of the Department of Labor since 1994. He has been with the Department of Labor since April, 1977, and is active in several local and state committees including the Coweta County Employer Committee, the Business Education Community Partnership for the Chattahoochee-Flint Regional Development Committee and Coweta Vision 20/20. Mr. Samuels is currently serving as Chairman of the Board for New Hope Children's Village in Carrollton. Mr. Samuels is a graduate of West Georgia College in Carrollton, Georgia.

         DONALD L. SPRAYBERRY, JR. - Mr. Sprayberry has served as Vice President of Sprayberry's, Inc. (restaurant) for the past 18 years. From June, 1980, to June, 1982, Mr. Sprayberry was a staff accountant with Mauldin & Jenkins, CPAs. He is a Trustee and member of the Board of Directors of Newnan Hospital and a member of the Newnan Coweta Chamber of Commerce and is a member of the First Methodist Church. Mr. Sprayberry is a graduate of The University of Georgia.

         JENNIFER THOMASSON - Thomasson is the founder of the Huntington Learning Center providing supplemental education services to students in Coweta County. She is a graduate of Emory University with a bachelor's degree in history and political science. Ms. Thomasson is a member of St. Paul's Episcopal Church and resides in Newnan, Georgia.

         WOODIE T. WOOD, JR. - Mr. Wood has served as President and has been the owner of Wood Properties & Investments, Inc. (real estate investment) since its inception in 1985. His real estate properties include apartments, single-family homes, office buildings and shopping centers. He served as Coweta County Deputy Sheriff from 1979 until 1985. Mr. Wood serves on the Business Occupation Tax Rate and Review Appeals Board, is a member of the Newnan Board of Realtors, a member of the Georgia Cattleman's Association, and is involved in numerous other civic and professional organizations. He is a graduate of Newnan High School, attended West Georgia College and graduated from Clayton County Police Academy.

         Dr. Bob B. Mann, Jr. and Mr. Theo D. Mann are third cousins.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of any class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Such persons are required to furnish the Bank with copies of all
Section 16(a) reports that they file with the SEC. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with for the year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the annual compensation paid for services rendered in all capacities to the Company and the Bank during 2001 to the Bank's Chief Executive Officer. No other executive officer was paid $100,000 or more for services rendered to the Company and the Bank during the period.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                             ------------------------------------
                                             Annual Compensation                        Awards            Payouts
                                      ------------------------------------   ------------------------     -------
                                                                             Restricted    Securities
        Name and                                                 Other          Stock      Underlying        LTIP     All Other
        Principal                      Salary        Bonus       Annual       Award(s)      Options/       Payouts  Compensation
        Position            Year         ($)          ($)     Compensation      ($)          SARs(#)         ($)         ($)
       ----------           ----      --------      ------    ------------   ----------    ----------      -------  -------------
James B. Kimsey,            2001      $160,176         0            0            0            22,500          0           0
President                   2000      $150,500         0            0            0                 0          0           0
                            1999      $110,000         0            0            0                 0          0           0

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                               Number of             % of Total
                              Securities            Options/SARs
                              Underlying             Granted to
                             Options/SARs           Employees in         Exercise or Base          Expiration
         Name                 Granted (#)            Fiscal Year           Price ($/Sh)               Date
         ----                ------------           ------------         ----------------       ---------------
James B. Kimsey                 22,500                   50%                  $10.00             April 11, 2011

COMPENSATION OF DIRECTORS

         Directors of the Company and the Bank receive no monetary compensation. All directors who contributed seed money to the Bank, however, were granted warrants to purchase the number of shares of the Bank's Common Stock equal to the amount of seed money contributed by such director divided by 10. A total of 40,000 warrants were granted to directors, all dated December 21, 1999. Each warrant grants the holder the right to purchase one share of the Bank's Common Stock for $10. The warrants were assumed by the Company when the Bank reorganized into a holding company structure. They expire in 2010 and vest 33 1/3% at the end of the first, second and third anniversary of the grant date.

KIMSEY EMPLOYMENT CONTRACT

         On March 7, 2000 the Bank entered into an employment agreement with James B. Kimsey to employ Mr. Kimsey as the President and Chief Executive Officer of the Bank for an initial term of three years (sometimes referred to herein as the "Kimsey Employment Agreement"). The term shall be automatically extended for an additional year at the end of each year during the term of the Kimsey Employment Agreement unless either party shall have served written notice upon the other party of its intention that the agreement will not be extended, at least six months before the date on which the agreement would have been automatically extended for an additional year. As President and Chief Executive Officer, Mr. Kimsey shall receive from the Bank a compensation package equal to $150,000 which shall include an annual base salary and employee benefits. The annual base salary shall be paid by the Bank in equal periodic installments. Thereafter, his salary will be reviewed by the Board of Directors of the Bank annually and Mr. Kimsey will be entitled to receive annually an increase (but in no event a decrease) in such amount as may be determined by the Board of Directors of the Bank.

         Mr. Kimsey is entitled to incentive compensation based on the terms of any bonus and incentive plans that have been approved by the Board of Directors which shall be based on meeting or exceeding the attainment of certain business goals to be established by the Board. No incentive bonus shall be paid without the prior approval of the Department.

         Mr. Kimsey shall also be provided with health, life, and disability insurance, retirement benefits, membership in social, professional, and civic clubs, a car allowance and such other benefits as may be provided by the Board of Directors and selected by Mr. Kimsey. He will be entitled to reimbursement for reasonable business expenses incurred by him in the performance of his duties for the Bank as approved from time to time by the Board of Directors.

           Subject to the approval of the Department and the Bank's shareholders, Mr. Kimsey was granted incentive stock options with a duration of ten (10) years to Mr. Kimsey to purchase 22,500 of the Common Stock of the Bank at a per share exercise price equal to ten dollars ($10.00). The stock option plan provides: (1) that the options will not be transferable; (2) that in the event that the Bank's capital falls below the minimum requirements, as determined by the Department or the FDIC, the FDIC shall be allowed to direct the Bank to require Mr. Kimsey to exercise or forfeit his rights under the plan; and that (3) after termination as an active officer, employee or director, Mr. Kimsey's stock options under the plan must be exercised or shall expire within a reasonable time after his termination as an active officer, employee or director.

         Commencing on the first anniversary of the date of grant and on each subsequent anniversary, the options shall vest at the rate of twenty percent (20%) per year. Mr. Kimsey's stock option agreement provides that the vesting period for the options shall be shortened to three years in the event of a change in control of the Bank as shall be defined in the stock option agreement and shall fully vest upon the termination of Mr. Kimsey without cause as shall be defined in the agreement or upon his death or total disability as shall be defined in the agreement.

         If the Kimsey Employment Agreement is terminated for cause, Mr. Kimsey will be entitled only to his salary and other amounts due to him from the Bank through the date of termination. If Mr. Kimsey's employment is terminated without cause, he shall be paid severance compensation in an amount equal to his annual base salary then in effect and any other amounts owing to him by the Bank at the time of termination. The severance package shall be paid over a 12-month period in installments and intervals as if he had remained employed.

         In the event of a change in control of the Bank, and, if as a result, Mr. Kimsey is terminated, except for cause, or he has a detrimental change in duties or salary as shall be defined in the Kimsey Employment Agreement, then he shall receive a severance package equal to 150% of his annual base salary then in effect and any other amounts owing to him at the time of such termination date. This amount shall be paid in a lump sum within 14 days following the date of his termination or resignation.

         Upon Mr. Kimsey's termination by reason of death, the Kimsey Employment Agreement provides that Mr. Kimsey's estate shall be paid the amounts due to him at the time of his death. Upon Mr. Kimsey's termination as a result of total disability, as defined in the Kimsey Employment Agreement, the Kimsey Employment Agreement may provide that, after a period of disability of 120 days in any consecutive 12-month period, his compensation may be terminated, and he would be paid in accordance with any long-term disability plan that the Bank may have in effect at that time. However, the Bank may provide disability insurance to cover Mr. Kimsey during any part of such disability and the Bank's obligations for the executive compensation for such period shall be reduced by the amount of any insurance proceeds.

         The Kimsey Employment Agreement provides that in the event of Mr. Kimsey's termination from employment by the Bank, Mr. Kimsey will not work for a competing banking business at any location within Coweta County for a period of twelve (12) months. The Kimsey Employment Agreement will also restrict Mr. Kimsey from soliciting customers within such area for a period of 12 months following his termination and it will restrict him from soliciting employees during such 12-month period. The Kimsey Employment Agreement will also have provisions protecting the Bank's interest in its confidential and proprietary information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, the amount and percentage of the Company's outstanding Common Stock beneficially owned by each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of the Company. The beneficial ownership of each director and all executive officers and directors as a group, according to data provided by such persons, is set forth in ITEM 9. Beneficial ownership is determined in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act").

                                      Name and Address                 Common Stock          Percent of Outstanding
        Title of Class                of Beneficial Owner           Beneficially Owned            Common Stock
        --------------          --------------------------          ------------------       ----------------------
Common Stock                    Dennis McDowell                        64,920(1)                   7.11%
                                227 West Lakeshore Dr.
                                Carrollton, GA  30117

(1) This figure represents the number of shares purchased in the Company's 2000 Common Stock offering. The Company is not aware of any specific acquisitions or dispositions of Common Stock by Mr. McDowell since that time.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of the directors and executive officers of the Company, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of business during fiscal year 2001, and such transactions are expected to continue in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which they are associated was non-performing as of December 31, 2001. Total loans outstanding to all directors and executive officers of the Company and the Bank, or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest), amounted to an aggregate of $2,718,000 at December 31, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.                                 Description
----------                                  -----------
2.1               Reorganization Agreement dated April 12, 2001 by and among the Registrant, Newnan Coweta
                  Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the Registrant's Form 8-K12g3 on October 11, 2001)

3.1               Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant's Form
                  8-K12g3 on October 11, 2001)

3.2               Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant's Form 8-K12g3 on October 11, 2001)

4                 The right of securities holders are defined in the Articles of Incorporation and Bylaws provided in exhibits 3.1 and 3.2 respectively.

10.1              2001 Incentive Stock Option Plan

10.2              Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to Exhibit 99.1 of the
                  Registrant's Form 8-K12g3 on October 11, 2001)

21                Subsidiaries of the Registrant.

23                Consent of Mauldin & Jenkins, LLC.




(b) On October 11, 2001 the Company filed a Form 8-K12g3 with the Securities and Exchange Commission relating to the reorganization of Newnan Coweta Bank into a holding company structure with the Company serving as the holding company. No other reports on Form 8-K were filed during the fourth quarter of 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEWNAN COWETA BANCSHARES, INC.
                                             (Registrant)



Date: March 26, 2002                By: /s/ James B. Kimsey
                                       ----------------------------------------
                                       James B. Kimsey
                                       President and Chief
                                       Executive Officer



                                    By: /s/ Ann B. Bledsoe
                                       -----------------------------------------
                                       Ann B. Bledsoe
                                       Senior VP, Chief Financial
                                       Officer and Treasurer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002.

            Signature                                     Title
            ---------                                     -----

/s/ James Van S. Mottola                         Chairman of the Board
-----------------------------------
James Van S. Mottola


/s/ James B. Kimsey                              President, Chief Executive Officer and
-----------------------------------              Director (principal executive officer and
James B. Kimsey                                  principal financial officer)




 /s/ Robert E. Cordle, Jr.                       Director
-----------------------------------
Name: Robert E. Cordle, Jr.



/s/ Joe S. Crain, Jr.                            Director
-----------------------------------
Name: Joe S. Crain, Jr.



/s/ Douglas T. Daviston                          Director
-----------------------------------
Name: Douglas T. Daviston



/s/ Otis F. Jones, III                           Director
-----------------------------------
Name: Otis F. Jones, III


                                                 Director
-----------------------------------
Name: David LaGuardia



/s/ Bob B. Mann, Jr.                             Director
-----------------------------------
Name: Bob B. Mann, Jr.



/s/ Theo D. Mann                                 Director
-----------------------------------
Name: Theo D. Mann


                                                 Director
-----------------------------------
Name:  Dennis H. McDowell, II



/s/ J. Walker Moody                              Director
-----------------------------------
Name: J. Walker Moody



/s/ Melvin Samuels                               Director
-----------------------------------
Name: Melvin Samuels



/s/ Donald Sprayberry, Jr.                       Director
-----------------------------------
Name: Donald Sprayberry, Jr.


                                                 Director
-----------------------------------
Name:  Jennifer J. Thomasson


                                                 Director
-----------------------------------
Name:  Woodie T. Wood, Jr.

INDEX OF EXHIBITS

Exhibit No.                                 Description
-----------                                 -----------
2.1               Reorganization Agreement dated April 12, 2001 by and among the Registrant,
                  Newnan Coweta Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the
                  Registrant's Form 8-K12g3 on October 11, 2001)

3.1               Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
                  Registrant's Form 8-K12g3 on October 11, 2001)

3.2               Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant's Form 8-K12g3 on October 11, 2001)

4                 The right of securities holders are defined in the Articles of Incorporation and
                  Bylaws provided in exhibits 3.1 and 3.2 respectively.

10.1              2001 Incentive Stock Option Plan

10.2              Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to Exhibit 99.1 of the Registrant's Form 8-K12g3 on October 11, 2001)

21                Subsidiaries of the Registrant.

23                Consent of Mauldin & Jenkins, LLC.

---------------

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY


                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
INDEPENDENT AUDITOR'S REPORT......................................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets..................................................F-2
     Consolidated statements of operations........................................F-3
     Consolidated statements of comprehensive income (loss).......................F-4
     Consolidated statements of stockholders' equity (deficit)....................F-5
     Consolidated statements of cash flows......................................F-6-7
     Notes to consolidated financial statements................................F-8-36

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
NEWNAN COWETA BANCSHARES, INC.
NEWNAN, GEORGIA


         We have audited the accompanying consolidated balance sheets of NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newnan Coweta Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Atlanta, Georgia
January 31, 2002

                                                     /s/ Mauldin & Jenkins, LLC

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                               ASSETS                                   2001                  2000
                                                                    ------------         ------------
Cash and due from banks                                             $  3,053,845         $    686,375
Federal funds sold                                                     2,079,000            6,720,000
Securities available-for-sale                                          5,828,398            4,381,841

Loans                                                                 47,329,659           16,695,559
Less allowance for loan losses                                           612,330              180,000
                                                                    ------------         ------------
          Loans, net                                                  46,717,329           16,515,559

Premises and equipment                                                 2,630,149              744,241
Other assets                                                             661,636              225,902
                                                                    ------------         ------------

          TOTAL ASSETS                                              $ 60,970,357         $ 29,273,918
                                                                    ============         ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                             $  3,600,465         $  2,334,663
    Interest-bearing                                                  48,192,328           18,251,006
                                                                    ------------         ------------
           Total deposits                                             51,792,793           20,585,669
Other borrowings                                                          35,000                   --
Other liabilities                                                        505,458              189,663
                                                                    ------------         ------------

          TOTAL LIABILITIES                                           52,333,251           20,775,332
                                                                    ------------         ------------


Commitments and contingencies

Stockholders' equity
    Common stock, $5 par value, 5,000,000 shares authorized;
        900,000 shares issued and outstanding                          4,500,000            4,500,000
    Capital surplus                                                    4,479,916            4,479,916
    Accumulated deficit                                                 (486,340)            (545,004)
    Accumulated other comprehensive income                               143,530               63,674
                                                                    ------------         ------------

          TOTAL STOCKHOLDERS' EQUITY                                   8,637,106            8,498,586
                                                                    ------------         ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 60,970,357         $ 29,273,918

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001               2000
                                                                     ------------        ------------
INTEREST INCOME
    Loans                                                            $  2,531,977        $    853,588
    Taxable securities                                                    325,952             136,047
    Federal funds sold                                                    337,336             343,914
                                                                     ------------        ------------
          TOTAL INTEREST INCOME                                         3,195,265           1,333,549
                                                                     ------------        ------------

INTEREST EXPENSE
    Deposits                                                            1,540,646             480,866
    Other borrowings                                                          555              10,913
                                                                     ------------        ------------
          TOTAL INTEREST EXPENSE                                        1,541,201             491,779
                                                                     ------------        ------------

          NET INTEREST INCOME                                           1,654,064             841,770
PROVISION FOR LOAN LOSSES                                                 435,020             180,000
                                                                     ------------        ------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,219,044             661,770
                                                                     ------------        ------------

OTHER INCOME
    Service charges on deposit accounts                                   126,018              25,518
    Gain on sales of securities available-for-sale                         71,237                  --
    Other operating income                                                 21,895               6,958
                                                                     ------------        ------------
           TOTAL OTHER INCOME                                             219,150              32,476
                                                                     ------------        ------------

OTHER EXPENSES
    Salaries and employee benefits                                        758,486             582,245
    Equipment and occupancy expenses                                      144,148              83,185
    Other operating expenses                                              476,896             276,010
                                                                     ------------        ------------
          TOTAL OTHER EXPENSES                                          1,379,530             941,440
                                                                     ------------        ------------

          INCOME (LOSS) BEFORE INCOME TAXES                                58,664            (247,194)

INCOME TAXES                                                                   --                  --
                                                                     ------------        ------------

          NET INCOME (LOSS)                                          $     58,664        $   (247,194)
                                                                     ============        ============

BASIC AND DILUTED EARNINGS (LOSSES) PER SHARE                        $       0.07        $      (0.27)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                 2001                2000
                                                                             ------------         ------------

NET INCOME (LOSS)                                                            $     58,664         $   (247,194)
                                                                             ------------         ------------

OTHER COMPREHENSIVE INCOME:

        Unrealized holding gains on securities available-for-sale
            arising during period                                                 151,093               63,674

        Reclassification adjustments for gains on sales of securities
            available-for-sale realized in net income                             (71,237)                  --
                                                                             ------------         ------------


OTHER COMPREHENSIVE INCOME                                                         79,856               63,674
                                                                             ------------         ------------

COMPREHENSIVE INCOME (LOSS)                                                  $    138,520         $   (183,520)
                                                                             ============         ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                      ACCUMULATED          TOTAL
                                           COMMON STOCK                                                  OTHER         STOCKHOLDERS'
                                     ------------------------         CAPITAL         ACCUMULATED    COMPREHENSIVE        EQUITY
                                      SHARES        PAR VALUE         SURPLUS           DEFICIT          INCOME         (DEFICIT)
                                     -------       ----------       -----------       -----------    -------------     ------------
BALANCE, DECEMBER 31, 1999                --       $       --       $        --        $(297,810)       $     --       $  (297,810)
    Net loss                              --               --                --         (247,194)             --          (247,194)
    Sale of common stock             900,000        4,500,000         4,500,000               --              --         9,000,000
    Stock offering costs                  --               --           (20,084)              --              --           (20,084)
    Other comprehensive income            --               --                --               --          63,674            63,674
                                     -------       ----------       -----------        ---------        --------       -----------
BALANCE, DECEMBER 31, 2000           900,000        4,500,000         4,479,916         (545,004)         63,674         8,498,586
    Net income                            --               --                --           58,664              --            58,664
    Other comprehensive income            --               --                --               --          79,856            79,856
                                     -------       ----------       -----------        ---------        --------       -----------
BALANCE, DECEMBER 31, 2001           900,000       $4,500,000       $ 4,479,916        $(486,340)       $143,530       $ 8,637,106
                                     =======       ==========       ===========        =========        ========       ===========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             2001                  2000
                                                                         ------------         ------------
OPERATING ACTIVITIES
    Net income (loss)                                                    $     58,664         $   (247,194)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation                                                           91,495               55,750
        Provision for loan losses                                             435,020              180,000
        Deferred income taxes                                                 (32,095)                  --
        Gain on sales of securities available-for-sale                        (71,237)                  --
        Increase in interest receivable                                       (68,889)            (215,406)
        Increase in interest payable                                          146,099              149,508
        Increase in income taxes receivable                                   (38,105)                  --
        Net other operating activities                                        159,151               30,331
                                                                         ------------         ------------

              Net cash provided by (used in) operating activities             680,103              (47,011)
                                                                         ------------         ------------


INVESTING ACTIVITIES
    Purchases of securities available-for-sale                             (4,593,691)          (4,436,506)
    Proceeds from sale of securities available-for-sale                     1,354,263                   --
    Proceeds from maturities of securities available-for-sale               1,943,964              118,339
    Purchase of Federal Reserve Bank stock                                   (245,400)                  --
    Purchase of Federal Home Loan Bank stock                                  (40,700)                (500)
    Net (increase) decrease in federal funds sold                           4,641,000           (6,720,000)
    Net increase in loans                                                 (30,636,790)         (16,695,559)
    Purchase of premises and equipment                                     (1,977,403)            (793,717)
                                                                         ------------         ------------

            Net cash used in investing activities                         (29,554,757)         (28,527,943)
                                                                         ------------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                               31,207,124           20,585,669
    Proceeds from other borrowings                                             35,000                   --
    Proceeds from sale of common stock                                             --            9,000,000
    Increase in stock offering costs                                               --              (20,084)
    Net repayments to related parties                                              --             (445,833)
                                                                                              ------------


            Net cash provided by financing activities                      31,242,124           29,119,752
                                                                         ------------         ------------

Net increase in cash and due from banks                                     2,367,470              544,798

Cash and due from banks at beginning of year                                  686,375              141,577
                                                                         ------------         ------------

Cash and due from banks at end of year                                   $  3,053,845         $    686,375
                                                                         ============         ============

SUPPLEMENTAL DISCLOSURE Cash paid during the year for:
        Interest                                                         $  1,395,102         $    342,271
        Income taxes                                                     $     70,200         $         --


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NEWNAN COWETA BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

          Newnan Coweta Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Newnan Coweta Bank (the "Bank"). The Bank is a commercial bank located in Newnan, Coweta County, Georgia. The Bank provides a full range of banking services in its primary market area of Coweta County and the surrounding counties. The Bank commenced its banking operations on April 20, 2000. The Bank is a state-chartered member of the Federal Reserve System.

         BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

         CASH, DUE FROM BANKS AND CASH FLOWS

          For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, and other borrowings are reported net.

          The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         SECURITIES

          All debt securities are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities, which consists of Federal Reserve Bank and Federal Home Loan Bank stock, without a readily determinable fair value are included in other assets and reported at cost.

          Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         LOANS

          Loans are reported at their outstanding unpaid principal balances less deferred fees and the allowance for loan losses. Interest income is accrued on the unpaid balance.

          Nonrefundable loan fees, net of direct loan origination costs, are deferred with the net amount recognized into interest income over the life of the loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOANS (CONTINUED)

          The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries will be credited to the allowance.

          The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

          A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         PREMISES AND EQUIPMENT

          Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

         TRANSFERS OF FINANCIAL ASSETS

          Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCOME TAXES

          Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

         EARNINGS (LOSSES) PER SHARE

          Basic earnings (losses) per share are computed by dividing net income
          (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants. The effect of potential common shares is not dilutive to earnings (losses) per share. The weighted average number of shares outstanding for the years ended December 31, 2001 and 2000 was equal to the number of shares sold in the Company's initial public offering, or 900,000.

         STOCK COMPENSATION PLANS

          Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock warrants and options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income (loss) and earnings (losses) per share and other disclosures, as if the fair value based method of accounting had been applied.

         COMPREHENSIVE INCOME

          Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                        GROSS            GROSS
                                      AMORTIZED       UNREALIZED       UNREALIZED           FAIR
                                        COST            GAINS            LOSSES             VALUE
                                     ----------        --------        ----------        ----------
SECURITIES AVAILABLE-FOR-SALE
   DECEMBER 31, 2001:
   U. S. GOVERNMENT AND
      AGENCY SECURITIES              $  497,827        $  8,423        $       --        $  506,250
   MORTGAGE-BACKED SECURITIES         5,187,041         135,107                --         5,322,148
                                     ----------        --------        ----------        ----------
                                     $5,684,868        $143,530        $       --        $5,828,398
                                     ==========        ========        ==========        ==========

Securities Available-for-Sale
   December 31, 2000:
   U. S. Government and
      agency securities              $1,448,554        $ 39,886        $       --        $1,488,440
   Mortgage-backed securities         2,472,721          18,520                --         2,491,241
   Corporate bonds                      396,892           5,268                --           402,160

                                     ----------        --------        ----------        ----------
                                     $4,318,167        $ 63,674        $       --        $4,381,841
                                     ==========        ========        ==========        ==========


          Securities with a carrying value of approximately $3,227,000 and $1,339,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

          The amortized cost and fair value of securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                               SECURITIES AVAILABLE-FOR-SALE
                                                               -----------------------------
                                                                 AMORTIZED           FAIR
                                                                   COST             VALUE
                                                               -------------    ------------
                       Due in one year or less                 $    497,827     $   506,250
                       Mortgage-backed securities                 5,187,041       5,322,148
                                                               ------------     -----------
                                                               $ 5,684,868      $ 5,828,398
                                                               ============     ===========

          Gains and losses on sales of securities available-for-sale consist of the following:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                                          2001        2000
                                                                                       ---------     ------
                       Gross gains                                                     $  71,237     $   --
                       Gross losses                                                           --         --
                                                                                       ---------     ------
                       Net realized gains                                              $  71,237     $   --
                                                                                       =========     ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  LOANS

                  The composition of loans is summarized as follows:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                 2001                  2000
                                              ------------         ------------
Commercial                                    $  6,206,103         $  1,965,409
Real estate - construction                      12,431,851            4,491,776
Real estate - mortgage                          26,891,362            9,124,223
Consumer installment and other                   1,860,037            1,120,367
                                              ------------         ------------
                                                47,389,353           16,701,775
Deferred loan fees                                 (59,694)              (6,216)
Allowance for loan losses                         (612,330)            (180,000)
                                              ------------         ------------
Loans, net                                    $ 46,717,329         $ 16,515,559
                                              ============         ============

          Changes in the allowance for loan losses are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                        2001                  2000
                                                    ------------         ------------
BALANCE, BEGINNING OF YEAR                          $    180,000         $         --
  Provision for loan losses                              435,020              180,000
  Loans charged off                                       (2,690)                  --
  Recoveries of loans previously charged off                  --                   --
                                                    ------------         ------------
BALANCE, END OF YEAR                                $    612,330         $    180,000
                                                    ============         ============

          Information with respect to impaired loans is as follows:


                                                       AS OF AND FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                     --------------------------------
                                                         2001               2000
                                                     ------------        ------------
Impaired loans without a valuation allowance         $     20,416        $         --
Impaired loans with a valuation allowance                      --                  --
                                                     ------------        ------------
Total impaired loans                                 $     20,416        $         --
                                                     ============        ============
Valuation allowance related to impaired loans        $         --        $         --
                                                     ============        ============
Average investment in impaired loans                 $      5,107        $         --
                                                     ============        ============
Interest income recognized on impaired loans         $         --        $         --
                                                     ============        ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

BALANCE, BEGINNING OF YEAR        $ 1,989,640
   Advances                         2,339,738
   Repayments                      (1,611,612)
                                  -----------
BALANCE, END OF YEAR              $ 2,717,766
                                  ===========


NOTE 4.  PREMISES AND EQUIPMENT

          Premises and equipment is summarized as follows:

                                                        DECEMBER 31
                                              ---------------------------------
                                                  2001                 2000
                                              ------------         ------------
Land and improvements                         $    445,599         $    408,384
Buildings                                        1,828,582              130,986
Furniture and equipment                            489,191              260,621
                                              ------------         ------------
                                                 2,763,372              799,991
Accumulated depreciation                          (133,223)             (55,750)
                                              ------------         ------------
                                              $  2,630,149         $    744,241
                                              ============         ============

NOTE 5.  DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $13,742,139 and $5,700,314,
          respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

                      2002        $22,008,247
                      2003          3,606,933
                      2004          1,508,196
                      2005                 --
                      2006            449,662
                                  -----------
                                  $27,573,038
                                  ===========

NOTE 6.  OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                                                                        DECEMBER 31,
                                                                                              ------------------------------
                                                                                                  2001              2000
                                                                                              -------------    -------------
                      Advance from a commercial bank with interest payable at
                         the prime rate less .50%, or 4.25% at December 31,
                         2001. The advance is secured by the Bank stock and
                         is due on October 1, 2003.                                           $     35,000     $        --
                                                                                              ============     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  EMPLOYEE AND DIRECTOR BENEFITS

          STOCK OPTIONS

          The Company adopted a stock option plan during 2001 which grants key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 150,000 options to purchase common shares of the Company. As of December 31, 2001, 45,000 options under the plan have been granted.

          Other pertinent information related to the options for the year ended December 31, 2001 is as follows:

                                                                                                          WEIGHTED-
                                                                                                            AVERAGE
                                                                                             NUMBER        EXERCISE
                                                                                             ------       ---------
                     Options outstanding, beginning of year                                       --        $    --
                       Granted                                                                45,000          10.00
                       Exercised                                                                  --             --
                                                                                             -------
                     Options outstanding, end of year                                         45,000        $ 10.00
                                                                                             =======

                     Exercisable, end of year                                                  9,000        $ 10.00
                                                                                             =======
                     Weighted-average fair value of
                       options granted during the year                                                      $  4.23

                                                                                                              WEIGHTED-
                                                                                            WEIGHTED-          AVERAGE
                                                                                             AVERAGE          REMAINING
                                                                                            EXERCISE         CONTRACTUAL
                                                                              NUMBER          PRICE         LIFE IN YEARS
                                                                            -----------     ---------       -------------
                      Outstanding, end of year                                  45,000       $  10.00         9.5 years
                                                                            ===========
                      Exercisable, end of year                                   9,000          10.00         9.5 years
                                                                            ===========

        STOCK WARRANTS

          In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase a number of shares of the Company's common stock. The warrants vest over a three year period from the date the Bank was incorporated and are exercisable in whole or in part during the ten year period following the incorporation date, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. The Bank's incorporation date was December 21, 1999. At December 31, 2001 and 2000, there were 40,000 warrants outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         STOCK WARRANTS (CONTINUED)

          Other pertinent information related to the warrants is as follows:


                                                                        YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                                   2001                         2000
                                                         --------------------------    -----------------------
                                                                        WEIGHTED-                    WEIGHTED-
                                                                         AVERAGE                      AVERAGE
                                                                         EXERCISE                    EXERCISE
                                                          NUMBER           PRICE        NUMBER          PRICE
                                                         ---------      -----------    --------      --------
             Warrants outstanding, beginning of year        40,000        $10.00            --        $   --
                Granted                                         --            --        40,000         10.00
                Exercised                                       --            --            --            --
                                                                                        ------        ------
             Warrants outstanding, end of year              40,000         10.00        40,000         10.00
                                                                                        ======        ======

             Exercisable, end of year                       26,667         10.00        13,333         10.00
                                                                                        ======        ======

             Weighted-average fair value of warrants
                granted during the year                                   $   --                      $ 4.15


                                                                                                              WEIGHTED-
                                                                                            WEIGHTED-          AVERAGE
                                                                                             AVERAGE          REMAINING
                                                                                            EXERCISE         CONTRACTUAL
                                                                              NUMBER          PRICE         LIFE IN YEARS
                                                                            -----------     ---------       -------------
                      Outstanding, end of year                                  40,000        $  10.00           8 years
                                                                              ========
                      Exercisable, end of year                                  26,667           10.00           8 years
                                                                              ========


          The Company applies Opinion 25 and related Interpretations in accounting for the stock options and warrants. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock options and warrants been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net income (loss) and basic and diluted earnings (losses) per share would have been adjusted to the pro forma amounts as indicated below:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                            ------------------------
                                                                                              2001           2000
                                                                                            ---------     ----------
                        Net income (loss)                                    As reported    $  58,664     $ (247,194)
                                                                             Pro forma      $ (34,712)    $ (302,526)

                        Basic and diluted earnings (losses) per share        As reported    $     .07     $     (.27)
                                                                             Pro forma      $    (.04)    $     (.34)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                  2001              2000
                                                --------          --------

           Dividend yield                              0%                0%
           Expected life                        10 YEARS          10 years
           Expected volatility                         0%                0%
           Risk-free interest rate                  5.59%             5.45%


         401(K) PROFIT SHARING PLAN

         The Company has a 401(K) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. There were no contributions charged to expense for the years ended December 31, 2001 or 2000.


NOTE 8.  INCOME TAXES

         Income taxes consist of the following:


                                                       YEARS ENDED DECEMBER 31,
                                                       ----------------------
                                                         2001           2000
                                                       --------      --------

         Current                                       $ 98,080      $     --
         Deferred                                       (91,716)      (93,126)
         Change in valuation allowance                   (6,364)       93,126
                                                       --------      --------
                Income tax                             $     --      $     --
                                                       ========      ========


         The Company's income tax differs from the amounts computed by applying the federal income tax statutory rates to income (loss) before income taxes. A reconciliation of the differences is as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                             2001                        2000
                                                    ---------------------        ---------------------
                                                     AMOUNT       PERCENT         Amount       Percent
                                                    --------      -------        --------      -------
Income tax (benefit) at statutory rate              $ 19,946          34%        $(84,046)         34%
    Other items                                         (547)         (1)             140          --
    State tax (benefit)                               (2,548)         (4)          (9,220)          4
    Benefit due to graduated brackets                (10,487)        (18)              --          --
Change in valuation allowance                         (6,364)        (11)          93,126         (38)
                                                    --------         ---         --------         ---
Income tax                                          $     --          --%        $     --          --%
                                                    ========         ===         ========         ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of deferred income taxes are as follows:


                                                                              DECEMBER 31,
                                                                      -------------------------------
                                                                        2001               2000
                                                                      ---------             ---------
Deferred tax assets:
   Loan loss reserves                                                 $ 131,119             $   2,980
   Preopening and organization expenses                                 119,553               142,025
   Net operating loss carryforward                                           --                65,985
   Other                                                                     --                 2,044
                                                                      ---------             ---------
                                                                        250,672               213,034

Valuation allowance                                                    (144,602)             (181,311)
                                                                      ---------             ---------
                                                                        106,070                31,723
                                                                      ---------             ---------

Deferred tax liabilities:
   Depreciation                                                          19,434                    --
   Securities available-for-sale                                         54,541                24,196
   Cash basis adjustment for income tax reporting purposes                   --                 7,527
                                                                      ---------             ---------
                                                                         73,975                31,723
                                                                      ---------             ---------

Net deferred tax assets                                               $  32,095             $      --
                                                                      =========             =========


NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:


                                                     DECEMBER 31,
                                               ------------------------
                                                  2001          2000
                                               ----------    ----------

Commitments to extend credit                   $9,231,000    $2,546,000
                                               ==========    ==========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral would be required in instances which the Company deemed necessary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 10.          CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Coweta County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-three percent of the Company's loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $2,050,000.

NOTE 11. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no dividends could be declared without regulatory approval.

         The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Company and Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            TO BE WELL
                                                                                    FOR CAPITAL           CAPITALIZED UNDER
                                                                                      ADEQUACY            PROMPT CORRECTIVE
                                                            ACTUAL                    PURPOSES            ACTION PROVISIONS
                                                    ---------------------        -------------------    ---------------------
                                                    AMOUNT          RATIO        AMOUNT        RATIO    AMOUNT          RATIO
                                                    ------          -----        ------        -----    ------          -----
                                                                         (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001:
   TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
      CONSOLIDATED                                  $9,106          17.98%       $4,052          8%       $  N/A          N/A
      BANK                                          $9,140          18.05%       $4,052          8%       $5,065          10%
   TIER I CAPITAL TO RISK WEIGHTED ASSETS:
      CONSOLIDATED                                  $8,494          16.77%       $2,026          4%       $  N/A          N/A
      BANK                                          $8,528          16.84%       $2,026          4%       $3,039           6%
   TIER I CAPITAL TO AVERAGE ASSETS:
      CONSOLIDATED                                  $8,494          15.57%       $2,182          4%       $  N/A          N/A
      BANK                                          $8,528          15.63%       $2,182          4%       $2,728           5%

DECEMBER 31, 2000 (BANK ONLY):
   TOTAL CAPITAL TO RISK WEIGHTED ASSETS            $8,615          58.68%       $1,175          8%       $1,468          10%
   TIER I CAPITAL TO RISK WEIGHTED ASSETS           $8,435          57.45%       $  587          4%       $  881           6%
   TIER I CAPITAL TO AVERAGE ASSETS                 $8,435          31.32%       $1,077          4%       $1,347           5%


NOTE 12.          FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

         CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD:

         The carrying amounts of cash, due from banks and federal funds sold approximate fair values.

         SECURITIES:

         Fair values for securities are based on available quoted market prices. The carrying values of equity securities, including restricted equity securities, with no readily determinable fair value approximate fair values.

         LOANS:

         For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         DEPOSITS:

         The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         OTHER BORROWINGS:

         The carrying amounts of variable-rate other borrowings approximate their fair values.

         ACCRUED INTEREST:

         The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE SHEET INSTRUMENTS:

         Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The estimated fair values and related carrying amounts of the Company's financial instruments were as follows:


                                                DECEMBER 31, 2001                           DECEMBER 31, 2000
                                          --------------------------------          --------------------------------
                                            CARRYING              FAIR               CARRYING               FAIR
                                             AMOUNT              VALUE                AMOUNT                VALUE
                                          -----------          -----------          -----------          -----------
Financial assets:
   Cash, due from banks,
     and federal funds sold               $ 5,132,845          $ 5,132,845          $ 7,406,375          $ 7,406,375
   Securities available-for-sale            5,828,398            5,828,398            4,381,841            4,381,841
   Restricted equity securities               286,600              286,600                  500                  500
   Loans                                   46,717,329           47,649,306           16,515,559           16,575,716
   Accrued interest receivable                284,295              284,295              215,406              215,406

Financial liabilities
   Deposits                                51,792,793           51,650,793           20,585,669           20,591,066
   Other borrowings                            35,000               35,000                   --                   --
   Accrued interest payable                   295,607              295,607              149,508              149,508


NOTE 13. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses in excess of 1% of total revenue are as follows:


                                               YEARS ENDED DECEMBER 31,
                                              -------------------------
                                                2001             2000
                                              --------          -------
Professional fees                             $ 77,581          $42,772
Advertising and business development            53,291           56,292
Data processing fees                           147,380           66,007
Regulatory assessments                           9,979           17,844
Office supplies                                 37,497           34,070

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. BUSINESS COMBINATION

         During the second quarter of 2001, the Shareholders' approved the formation of a holding company for Newnan Coweta Bank at the annual shareholders meeting. On October 1, 2001, each share of Newnan Coweta Bank's $5 par value common stock was exchanged for one share of Newnan Coweta Bancshares, Inc. $5 par value common stock. The combination was accounted for by transferring the net assets of Newnan Coweta Bank to Newnan Coweta Bancshares, Inc. at the carrying amount. The net income of the Bank prior to the acquisition was $46,173 and has been included in the consolidated statements of operations.


NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheet of Newnan Coweta Bancshares, Inc. as of December 31, 2001 and the statements of income and cash flows for the period from October 1, 2001, date of inception, to December 31, 2001.

                            CONDENSED BALANCE SHEET


ASSETS
  Cash                                                    $    1,228
  Investment in subsidiary                                 8,671,025
  Other assets                                                 2,496
                                                          ----------

      TOTAL ASSETS                                        $8,674,749
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Other borrowings                                        $   35,000
  Other liabilities                                            2,643
                                                          ----------
       Total liabilities                                      37,643
                                                          ----------

  Stockholders' equity                                     8,637,106
                                                          ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $8,674,749
                                                          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CONDENSED STATEMENT OF INCOME


INCOME, interest                                               $    133
                                                               --------

EXPENSES
     Interest                                                       432
     Other                                                       33,620
                                                               --------
                                                                 34,052
                                                               --------

         LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARY           (33,919)

         EQUITY IN EARNINGS OF SUBSIDIARY                        46,410
                                                               --------

NET INCOME                                                     $ 12,491
                                                               ========


                                   CONDENSED STATEMENT OF CASH FLOWS


OPERATING ACTIVITIES
   Net income                                               $ 12,491
   Adjustments to reconcile net income to net
      Cash used in operating activities:
      Equity in earnings of subsidiary                       (46,410)
      Net other operating activities                             147
                                                            --------

         NET CASH USED IN OPERATING ACTIVITIES               (33,772)
                                                            --------


FINANCING ACTIVITIES
   Proceeds from other borrowings                             35,000
                                                            --------

         NET CASH PROVIDED BY FINANCING ACTIVITIES            35,000
                                                            --------

Net increase in cash                                           1,228

Cash at beginning of period                                       --
                                                            --------

Cash at end of period                                       $  1,228
                                                            ========