Form 10QSB
period 2002-03-31
NEWNAN COWETA BANCSHARES INC
filed 2002-05-13
CIK 1157282

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-33221

Newnan Coweta Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2655471

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 Millard Farmer Industrial Blvd., Newnan, GA 30263
(Address of principal executive offices)

(770) 683-6222
(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2002: 900,000; $5 par value.

Transitional Small Business Disclosure Format                      Yes [  ]    No [X]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

INDEX

		Page

Part I Financial Information
Item 1	Financial Statements (unaudited)	3-6
Item 2	Management's Discussion and Analysis or Plan of Operation	7-10
Part II Other Information
Item 1	Legal Proceedings	11
Item 2	Changes in Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Submission of Matters to a Vote of Security Holders	11
Item 5	Other Information	11
Item 6	Exhibits and Reports on Form 8-K	11
Signatures		12

PART I – FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$2,555
Interest bearing deposits in banks	1,387
Federal funds sold	337
Securities available-for-sale, at fair value	4,962
Loans	51,302
Less allowance for loan losses	(672)

Loans, net	50,630
Premises and equipment	2,620
Other assets	698

Total assets	$63,189

Liabilities and Stockholders’ Equity

Liabilities
Deposits
NonInterest-bearing	$4,590
Interest bearing	49,470

54,060
Other borrowings	35
Other liabilities	471

Total liabilities	54,566

Commitments and contingencies

Stockholders’ equity
Common stock, $5 par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	4,500
Surplus	4,480
Accumulated deficit	(392)
Accumulated other comprehensive income	35

Total stockholders’ equity	8,623

Total liabilities and stockholders’ equity	$63,189

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2002	2001

Interest income
Loans	$894	$509
Taxable securities	84	75
Federal funds sold	17	122

Total interest income	995	706

Interest expense, deposits	397	334

Net interest income	598	372
Provision for loan losses	81	91

Net interest income after provision for loan losses	517	281

Other income
Service charges on deposit accounts	39	23
Gain on sale of securities available for sale	—	41
Other operating income	10	3

Total other income	49	67

Other expenses
Salaries and employee benefits	240	185
Equipment and occupancy expenses	64	32
Data processing expenses	54	26
Other operating expenses	114	83

Total other expenses	472	326

Income before income taxes	94	22
Income taxes	—	—

Net income	94	22

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	(108)	6

Comprehensive income (loss)	$(14)	$28

Basic and diluted earnings per share	$.10	$.02

Cash dividends per share	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)
(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

OPERATING ACTIVITIES
Net income	$94	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36	19
Provision for loan losses	81	91
Gain on sale of securities available for sale	—	(41)
Decrease in interest receivable	12	26
Increase (decrease) in interest payable	(56)	92
Net other operating activities	11	4

Net cash provided by operating activities	178	213

INVESTING ACTIVITIES
Increase in interest bearing deposits in banks	(1,387)	—
Purchase of securities available for sale	—	(1,552)
Proceeds from sale of securities available for sale	—	998
Proceeds from maturities securities of available for sale	759	285
Net (increase) decrease in federal funds sold	1,742	(4,383)
Purchase of Federal Home Loan Bank Stock	(38)	(41)
Net increase in loans	(3,994)	(4,957)
Purchase of premises and equipment	(26)	(9)

Net cash used in investing activities	(2,944)	(9,659)

FINANCING ACTIVITIES
Net increase in deposits	2,267	9,797

Net cash provided by financing activities	2,267	9,797

Net increase (decrease) in cash and due from banks	(499)	351
Cash and due from banks at beginning of period	3,054	686

Cash and due from banks at end of period	$2,555	$1,037

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

The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on earnings per share. Weighted average shares outstanding as of March 31, 2002 and 2001 were 900,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results and those of our subsidiary, Newnan Coweta Bank, during the periods included in the accompanying financial statements.

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis or Plan of Operation” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Newnan Coweta Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of its loans and deposits in such a way that its cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. Our liquidity is monitored on a periodic basis by us as well as the regulatory authorities. As of March 31, 2002, our liquidity ratios were considered satisfactory.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2002. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios as of March 31, 2002 are as follows:

	Actual

	Newnan	Newnan
	Coweta	Coweta	Regulatory
	Bancshares, Inc.	Bank	Requirements

Leverage capital ratio	13.77%	13.83%	5.00%
Risk-based capital ratios:
Core capital	17.15	17.22	6.00
Total capital	18.40	18.47	10.00

Financial Condition

Total assets at March 31, 2002, were approximately $63,189,000. During the three month period ended March 31, 2002, we originated approximately $3,972,000 in loans net of renewals and payoffs. Our loan to deposit ratio was 95% as of March 31, 2002 as compared to 91% at December 31, 2001. Funding for these loans was provided by new deposits totaling $2,267,000 during the three-month period ending March 31, 2002 and a decrease in federal funds sold of $1,742,000.

Funds raised in excess of loan and other operational demands are held primarily in investment securities and overnight federal funds sold. As of March 31, 2002, we had $337,000 in overnight federal funds sold and $6,348,000 in investment securities. We expect to continue to purchase investment securities as the loan growth stabilizes and opportunities appropriate to our overall asset and liability strategies and goals present themselves. We expect continued strong growth in assets and liabilities during the remainder of 2002. We will monitor the growth in all categories to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital level and liquidity is adequate to maintain the current growth of the Bank.

Our capital decreased to $8,623,000 as of March 31, 2002 as compared to $8,637,000 as of December 31, 2001. The decrease is due to net income for the three-months ended March 31, 2002 of $94,000 and a decrease in unrealized gains in the securities portfolio of $108,000 for the same period.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

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

Net income for the three-month period ended March 31, 2002 was $94,000. Net interest income for the three months ended March 31, 2002, was $598,000, which resulted in a net interest margin for the three month period ended March 31, 2002 of 3.83%. Net income for the three-month period ended March 31, 2001 was $22,000. Net interest income for the three months ended March 31, 2001, was $372,000, which resulted in a net interest margin for the three month period ended March 31, 2001 of 4.32%.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The provision for loan losses was $81,000 for the three-month period ended March 31, 2002, as compared to $91,000 for the three-month period ended March 31, 2001. The allowance for loan losses as a percentage of total loans was to 1.31% as of March 31, 2002 compared to 1.29% at December 31, 2001.

Information with respect to non-accrual, past due and restructured loans at March 31, 2002 and 2001 is as follows:

March 31,

	2002	2001

(Dollars in Thousands)
Non-accrual loans	$-0-	$-0-
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	-0-	-0-
Restructured loans	-0-	-0-
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	-0-	-0-
Interest income that would have been recorded on non-accrual and restructured loans under original terms	-0-	-0-
Interest income that was recorded on non-accrual and restructured loans	-0-	-0-

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

Information regarding certain loans and allowance for loan loss data through March 31, 2002 and 2001 is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$48,777	$19,285

Balance of allowance for loan losses at beginning of period	$612	$180

Loans charged off
Commercial and financial	20	—
Real estate mortgage	—	—
Installment	2	—

	22	—

Loans recovered Commercial and financial	—	—
Real estate mortgage	—	—
Installment	1	—

	1	—

Net charge-offs	21	—

Additions to allowance charged to operating expense during period	81	91

Balance of allowance for loan losses at end of period	$672	$271

Ratio of net loans charged off during the period to average loans outstanding	.04%	0%

Other income has decreased by $18,000 for the three months ended March 31, 2002, as compared to the same period in 2001 due primarily to $41,000 in gains on sales of securities recognized during the first quarter of 2001. During the first quarter of 2002, the Bank realized no gains on sales of securities available for sale. The decrease in gains of sales of securities was offset by increases in service charges on deposit accounts of $16,000 for the three months ended March 31, 2002 as compared to the same period in 2001.

Other expenses increased by $146,000 for the three months ended March 31, 2002, as compared to the same period in 2001 due primarily to increased salaries and additional depreciation and occupancy expenses on fixed assets related to our new banking facility which was completed in October of 2001. Salaries and employee benefits increased $55,000 due to the number of full time equivalent employees increasing to 16 at March 31, 2002 from 11 at March 31, 2001. Equipment and occupancy expenses increased $32,000 and data processing expenses increased $28,000 for the three months ended March 31, 2002 as compared to the same period in 2001. All other increases in other expenses are related to the overall growth of the Bank.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ending March 31, 2002 and 2001, because of operating losses incurred to date.

We know of no trends, demands, commitments, events or uncertainties, that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Security holders for vote during this period.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)

Date: May 10, 2002	/s/ James B. Kimsey James B. Kimsey President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2002	/s/ Ann B. Bledsoe Ann B. Bledsoe Senior Vice President and Chief Financial Officer (Principal Accounting Officer)