Form 10QSB
period 2002-06-30
NEWNAN COWETA BANCSHARES INC
filed 2002-08-09
CIK 1157282

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

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
Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2002: 900,000; $5 par value.

Transitional Small Business Disclosure Format              Yes [  ] No [X]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements (unaudited)	3-6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7-11

Part II. Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

PART I – FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002

(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$1,994
Federal funds sold	2,419
Securities available-for-sale, at fair value	7,724
Loans	56,894
Less allowance for loan losses	697

56,197
Premises and equipment	2,597
Other assets	883

Total assets	$71,814
Liabilities and Stockholders’ Equity

Liabilities
Deposits	$5,072
Noninterest-bearing Interest bearing	57,507

62,579
Other borrowings	36
Other liabilities	391

Total liabilities	63,006

Commitments and contingencies
Stockholders’ equity
Common stock, $5 par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	4,500
Surplus	4,480
Accumulated deficit	(227)
Accumulated other comprehensive income	55

Total stockholders’ equity	8,808

Total liabilities and stockholders’ equity	$71,814

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2002	2001	2002	2001

Interest income
Loans	$981	$509	$1,875	$1,049
Taxable securities	93	75	177	150
Federal funds sold	8	120	25	242

Total interest income	1,082	704	2,077	1,441

Interest expense
Deposits	415	334	812	706
Other borrowings	1	—	1	—

Total interest expense	416	334	813	706

Net interest income	666	370	1,264	735
Provision for loan losses	61	49	142	140

Net interest income after provision for loan losses	605	321	1,122	595

Other income
Service charges on deposit accounts	46	29	85	60
Gain on sale of securities available for sale	—	—	—	41
Other operating income	2	2	12	4

Total other income	48	31	97	105

Other expenses
Salaries and employee benefits	236	182	476	367
Equipment and occupancy expenses	67	46	131	65
Data processing expenses	55	30	109	56
Other operating expenses	129	82	243	178

Total other expenses	487	340	959	666

Income before income taxes	166	12	260	34
Income taxes	—	—	—	—

Net income	166	12	260	34

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	20	(10)	(89)	(4)

Comprehensive income	$186	$2	$171	$30

Basic earnings per share	$.18	$.01	$.29	$.04

Diluted earnings per share	$.18	$.01	$.28	$.04

Cash dividends per share	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
(Dollars in thousands)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2002	2002

OPERATING ACTIVITIES
Net income	$260	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74	39
Provision for loan losses	142	140
Gain on sale of securities available for sale	—	(41)
Increase in interest receivable	(77)	—
Increase (decrease) in interest payable	(26)	94
Net other operating activities	(19)	34

Net cash provided by operating activities	354	300

INVESTING ACTIVITIES
Purchase of securities available for sale	(3,636)	(1,552)
Proceeds from sale of securities available for sale	—	998
Proceeds from maturities of securities available for sale	1,651	815
Purchase of restricted equity securities	(38)	(286)
Net increase in federal funds sold	(340)	(4,317)
Net increase in loans	(9,622)	(8,497)
Purchase of premises and equipment	(215)	(223)

Net cash used in investing activities	(12,200)	(13,062)

FINANCING ACTIVITIES
Net increase in deposits	10,786	13,360

Net cash provided by financing activities	10,786	13,360
Net increase (decrease) in cash and due from banks	(1,060)	598
Cash and due from banks at beginning of period	3,054	686

Cash and due from banks at end of period	$1,994	$1,284

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$839	$612
Income taxes	$(22)	$—

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

The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Net income	$166	$12	$260	$34

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	17	0	17	0

Total weighted average common shares and common stock equivalents outstanding	917	900	917	900

Diluted earnings per common share	$0.18	$0.01	$0.28	$.04

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results and those of our subsidiary, Newnan Coweta Bank, during the periods included in the accompanying financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis or Plan of Operation” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Newnan Coweta Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed in our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of loans and deposits in such a way that cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. We, as well as the regulatory authorities, monitor our liquidity on a periodic basis. As of June 30, 2002, our liquidity ratios were considered satisfactory.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2002. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for us and the Bank as of June 30, 2002 are as follows:

		Actual

	Newnan	Newnan
	Coweta	Coweta	Regulatory
	Bancshares, Inc.	Bank	Requirements

Leverage capital ratio	12.80%	12.86%	5.00%
Risk-based capital ratios:
Core capital	15.83	15.90	6.00
Total capital	17.08	17.15	10.00

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $8,435,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at June 30, 2002, were approximately $71,814,000 as compared to $60,970,000 as of December 31, 2001 which represents a 17.8% increase. During the six month period ended June 30, 2002, we increased our loan portfolio by approximately $9,622,000. Our loan to deposit ratio was 91% as of June 30, 2002 and December 31, 2001. Funding for these loans was provided by new deposits totaling $10,786,000 during the six month period ending June 30, 2002.

Funds raised in excess of loan and other operational demands are held primarily in overnight federal funds sold and investment securities. As of June 30, 2002, we had $2,419,000 in overnight federal funds sold and $7,724,000 in investment securities. We expect to continue to purchase investment securities and overnight federal funds sold as the loan growth stabilizes and opportunities appropriate to our overall asset and liability strategies and goals present themselves. We expect continued growth in assets and liabilities during the remainder of 2002. We will monitor the growth in all categories to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital level is adequate to maintain our current growth.

Our capital increased to $8,808,000 as of June 30, 2002 as compared to $8,637,000 as of December 31, 2001. The increase is due to net income for the six months ended June 30, 2002 of $260,000 offset by unrealized losses in the securities portfolio of $89,000 for the same period.

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income is sufficient to cover normal operating expenses incurred in a banking operation and the bank’s provision for loan losses.

Net income for the three and six month periods ended June 30, 2002 was $166,000 and $260,000, respectively. Net interest income for the three and six months ended June 30, 2002, was $666,000 and $1,264,000, respectively, which resulted in a net interest margin for the three and six month periods ended June 30, 2002 of 4.15% and 4.11%, respectively.

Net income for the three and six month periods ended June 30, 2001 was $12,000 and $34,000, respectively. Net interest income for the three and six months ended June 30, 2001, was $370,000 and $735,000, respectively, which resulted in a net interest margin for the three and six month periods ended June 30, 2001 of 3.88% and 3.84%, respectively.

The provision for loan losses increased by $12,000 and $2,000 for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The slight increases are due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. We incurred net charge-offs of $57,000 for the six months ended June 30, 2002. There were no charge-offs during the six months ended June 30, 2001. The allowance for loan losses as a percentage of total loans was 1.22% as of June 30, 2002 compared to 1.29% at December 31, 2001.

Information with respect to non-accrual, past due and restructured loans at June 30, 2002 and 2001 is as follows:

	June 30,

	2002	2001

	(Dollars in Thousands)

Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	45	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

It is our policy to discontinue the accrual of interest income when, in our opinion, collection of interest becomes doubtful. We will generally discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2002 and 2001 is as follows:

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$51,720	$23,517

Balance of allowance for loan losses at beginning of period	$612	$180

Loans charged off
Commercial and financial	51	0
Real estate mortgage	0	0
Installment	27	0

	78	0

Loans recovered
Commercial and financial	20	0
Real estate mortgage	0	0
Installment	1	0

	21	0

Net charge-offs	57	0

Additions to allowance charged to operating expense during period	142	140

Balance of allowance for loan losses at end of period	$697	$320

Ratio of net loans charged off during the period to average loans outstanding	.11%	0%

Other income has increased by $17,000 for the three months ended June 30, 2002 as compared to the same period in 2001 due to increased service charges on deposit accounts. Other income has decreased by $8,000 for the six months ended June 30, 2002 as compared to the same period in 2001 due primarily to decreased realized gains on sales of securities. During the first quarter of 2001, the Bank realized $41,000 in gains on sales of securities available for sale. No sales of securities have occurred during 2002. The decrease in gains on sales of securities was offset by increases in service charges on deposit accounts of $25,000 during the six month period ended June 30, 2002 as compared to the same period in 2001.

The increase in service charge income for the three and six month periods ended June 30, 2002 as compared to the same period in 2001 is directly related to the overall growth of our deposit base during those time periods.

Other expenses increased by $147,000 and $293,000 for the three and six months ended June 30, 2002, respectively, as compared to the same period in 2001 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our new banking facility which was completed and occupied in October 2001 and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

For the three and six months ended June 30, 2002, salaries and employee benefits have increased $54,000 and $109,000, respectively, as compared to the same periods in 2001 due to an increase in the number of full time equivalent employees to 16 at June 30, 2002 from 13 at June 30, 2001 and to other annual salary increases. Occupancy and equipment expenses increased $21,000 and $66,000 for the three and six months ended June 30, 2002, respectively, as compared to the same period in 2001 due to increased depreciation and other costs associated with our new banking facility. Data processing expenses increased $25,000 and $53,000 for the three and six months ended June 30, 2002, respectively, compared to the same period in 2001 due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and six months ended June 30, 2002 by $47,000 and $65,000, respectively, as compared to the same period in 2001 due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and six months ended June 30, 2002 and 2001, because of previous operating losses carried forward to date.

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 29, 2002 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i)  The Company’s shareholders voted on the election of five Class I directors each to serve for a three-year term, one Class III director to serve for a two-year term, and one Class II director to serve for a one-year term as indicated below:

Name/ Class	For	Against	Abstain

Joe S. Crain, Jr./I	671,054	150	0

Otis F. Jones, III/I	671,054	150	0

James B. Kimsey/I	667,054	4,150	0

Melvin Samuels/I	671,054	150	0

Dennis H. McDowell, II/I	669,104	2,100	0

Robert E. Cordle, Jr./II	671,054	150	0

Jennifer J. Thomasson/IIl	670,204	900	100

The other directors whose term of office as a director continued after the meeting are Bob B. Mann, Jr. (Class II), J. Walker Moody (Class II), Donald L Sprayberry, Jr. (Class II), Woodie T. Wood, Jr. (Class II), Douglas T. Daviston (Class III), David LaGuardia (Class III), Theo D. Mann (Class III), and James Van S. Mottola (Class III).

(ii)  Ratification of the appointment of Mauldin & Jenkins, LLC as the Company’s’ independent auditor. The results of the vote were 668,454 votes cast “For”; 950 votes cast “Against”; and 1,800 votes “Abstained.”

(iii)  No other business came before the shareholders.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certificate pursuant to 10 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)

Date:	August 9, 2002	/s/ James B. Kimsey James B. Kimsey President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2002	/s/ Ann B. Bledsoe Ann B. Bledsoe Senior Vice President and Chief Financial Officer (Principal Financial Officer)