Form 10QSB
period 2002-09-30
NEWNAN COWETA BANCSHARES INC
filed 2002-11-12
CIK 1157282

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2002: 900,000; no stated par value.

Transitional Small Business Disclosure Format     Yes   ☐    No   ☒

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements (unaudited)	3-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	7-11
Item 3. Controls and Procedures	11
Part II Other Information
Item 1. Legal Proceedings	12
Item 2. Changes in Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13

PART I
FINANCIAL INFORMATION

Item 1 — Financial Statements

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$1,677
Federal funds sold	2,749
Securities available-for-sale, at fair value	10,193
Loans	66,128
Less allowance for loan losses	801

65,327
Premises and equipment	2,574
Other assets	839

Total assets	$83,359

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$5,522
Interest bearing	68,165

Total deposits	73,687
Other borrowings	36
Other liabilities	521

Total liabilities	74,244

Commitments and contingencies
Stockholders’ equity
Common stock, no stated par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Accumulated deficit	(15)
Accumulated other comprehensive income	150

Total stockholders’ equity	9,115

Total liabilities and stockholders’ equity	$83,359

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2002	2001	2002	2001

Interest income
Loans	$1,115	$667	$2,990	$1,719
Taxable securities	96	92	273	243
Federal funds sold	11	76	36	318

Total interest income	1,222	835	3,299	2,280

Interest expense
Deposits	490	422	1,302	1,128
Other borrowings	—	—	1	—

Total interest expense	490	422	1,303	1,128

Net interest income	732	413	1,996	1,152
Provision for loan losses	112	120	254	260

Net interest income after provision for loan losses	620	293	1,742	892

Other income
Service charges on deposit accounts	51	34	136	86
Gain on sale of securities available for sale	—	—	—	41
Other operating income	8	5	20	12

Total other income	59	39	156	139

Other expenses
Salaries and employee benefits	233	186	709	552
Equipment and occupancy expenses	67	30	198	95
Data processing expenses	58	41	167	97
Other operating expenses	109	63	352	241

Total other expenses	467	320	1,426	985

Income before income taxes	212	12	472	46
Income taxes	—	—	—	—

Net income	212	12	472	46

Other comprehensive income:
Unrealized gains on securities available for sale arising during period	95	69	6	65

Comprehensive income	$307	$81	$478	$111

Basic earnings per share	$.24	$.01	$.52	$.05

Diluted earnings per share	$.23	$.01	$.51	$.05

Cash dividends per share	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
(Dollars in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2002	2001

OPERATING ACTIVITIES
Net income	$472	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111	59
Provision for loan losses	254	260
Gain on sale of securities available for sale	—	(41)
Increase in interest receivable	(60)	(63)
Increase in interest payable	52	149
Net other operating activities	(115)	39

Net cash provided by operating activities	714	449

INVESTING ACTIVITIES
Purchase of securities available for sale	(6,956)	(4,885)
Proceeds from sale of securities available for sale	—	998
Proceeds from maturities of securities available for sale	2,598	1,441
Purchase of restricted equity securities	(38)	(286)
Net increase in federal funds sold	(670)	(449)
Net increase in loans	(18,864)	(18,471)
Purchase of premises and equipment	(55)	(1,244)

Net cash used in investing activities	(23,985)	(22,896)

FINANCING ACTIVITIES
Net increase in deposits	21,894	22,698

Net cash provided by financing activities	21,894	22,698

Net increase (decrease) in cash and due from banks	(1,377)	251
Cash and due from banks at beginning of period	3,054	686

Cash and due from banks at end of period	$1,677	$937

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$1,251	$979
Income taxes	$(14)	$—

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

The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Net income	$212	$12	$472	$46

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	17	0	17	0

Total weighted average common shares and common stock equivalents outstanding	917	900	917	900

Diluted earnings per common share	$0.23	$0.01	$0.51	$0.05

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results and those of our subsidiary, Newnan Coweta Bank, during the periods included in the accompanying financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Newnan Coweta Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of loans and deposits in such a way that cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. We, as well as the regulatory authorities, monitor our liquidity on a periodic basis. As of September 30, 2002, our liquidity ratios were considered satisfactory.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2002. However, as we continue to grow and the loan portfolio increases, these ratios will continue to adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for us and the Bank as of September 30, 2002 are as follows:

	Actual

	Newnan	Newnan
	Coweta	Coweta	Regulatory
	Bancshares, Inc.	Bank	Requirements

Leverage capital ratio	11.56%	11.61%	5.00%
Risk-based capital ratios:
Core capital	13.69	13.74	6.00
Total capital	14.91	14.97	10.00

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $8,367,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at September 30, 2002, were approximately $83,359,000 as compared to $60,970,000 as of December 31, 2001, which represents a 36.7% increase. During the nine month period ended September 30, 2002, we increased our loan portfolio by approximately $18,864,000. Our loan to deposit ratio was 90% as of September 30, 2002 compared to 91% at December 31, 2001. Funding for these loans was provided by new deposits totaling $21,894,000 during the nine month period ending September 30, 2002.

Funds raised in excess of loan and other operational demands are held primarily in overnight federal funds sold and investment securities. As of September 30, 2002, we had $2,749,000 in overnight federal funds sold and $10,193,000 in investment securities, which is a 64% increase over December 31, 2001 for these two items. We expect to continue to purchase investment securities and overnight federal funds sold as the loan growth stabilizes and opportunities appropriate to our overall asset and liability strategies and goals present themselves. We expect continued growth in assets and liabilities during the remainder of 2002. We will monitor the growth in all categories to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital level is adequate to maintain our current growth.

Our equity capital increased to $9,115,000 as of September 30, 2002 as compared to $8,637,000 as of December 31, 2001. The increase is due to net income for the nine months ended September 30, 2002 of $472,000 and unrealized gains in the securities portfolio of $6,000 for the same period.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

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

Net income for the three and nine month periods ended September 30, 2002 was $212,000 and $472,000, respectively. Net interest income for the three and nine months ended September 30, 2002, was $725,000 and $1,996,000, respectively, which resulted in a net interest margin for the three and nine month periods ended September 30, 2002 of 3.74% and 3.42%, respectively.

Net income for the three and nine month periods ended September 30, 2001 was $12,000 and $46,000, respectively. Net interest income for the three and nine months ended September 30, 2001, was $413,000 and $1,152,000, respectively, which resulted in a net interest margin for the three and nine month periods ended September 30, 2001 of 3.48% and 3.22%, respectively.

Allocation to the provision for loan losses decreased by $8,000 and $6,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The slight decreases are due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. We incurred net charge-offs of $65,000 for the nine months ended September 30, 2002. There were no charge-offs during the nine months ended September 30, 2001. The allowance for loan losses as a percentage of total loans was 1.21% as of September 30, 2002 compared to 1.29% at December 31, 2001.

Information with respect to non-accrual, past due and restructured loans at September 30, 2002 and 2001 is as follows:

	September 30,

	2002	2001

	(Dollars in Thousands)
Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	5	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2002 and 2001 is as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$55,173	$24,292

Balance of allowance for loan losses at beginning of period	$612	$180

Loans charged off
Commercial and financial	51	0
Real estate mortgage	3	0
Installment	33	0

	87	0

Loans recovered
Commercial and financial	21	0
Real estate mortgage	0	0
Installment	1	0

	22	0

Net charge-offs	65	0

Additions to allowance charged to operating expense during period	254	260

Balance of allowance for loan losses at end of period	$801	$440

Ratio of net loans charged off during the period to average loans outstanding	.12%	0%

Other income increased by $20,000 and $17,000 for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001 due primarily to increased service charges on deposit accounts. During the first quarter of 2001, the Bank realized $41,000 in gains on sales of securities available for sale. No sales of securities have occurred during 2002. The decrease in gains on sales of securities was offset by increases in service charges on deposit accounts of $50,000 during the nine month period ended September 30, 2002 as compared to the same period in 2001.

The increase in service charge income for the three and nine month periods ended September 30, 2002 as compared to the same period in 2001 is directly related to the overall growth of our deposit base during those time periods.

Other expenses increased by $150,000 and $441,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same period in 2001 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our new banking facility which was completed and occupied in October 2001 and due to increased data processing expenses associated with the overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

The following is a discussion of the changes in the components of other expenses. For the three and nine months ended September 30, 2002, salaries and employee benefits have increased $47,000 and $157,000, respectively, as compared to the same periods in 2001 due to an increase in the number of full time equivalent employees to 18 at September 30, 2002 from 15 at September 30, 2001 and to other annual salary increases. Occupancy and equipment expenses increased $37,000 and $103,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same period in 2001 due to increased depreciation and other costs associated with our new banking facility. Data processing expenses increased $17,000 and $70,000 for the three and nine months ended September 30, 2002, respectively, compared to the same period in 2001 due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and nine months ended September 30, 2002 by $46,000 and $111,000, respectively, as compared to the same period in 2001 due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and nine months ended September 30, 2002 and 2001, because of previous operating losses carried forward to date.

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

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

(b)	Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding that is not routine and incidental to its business.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)

Date: November 12, 2002	/s/	James B. Kimsey

James B. Kimsey President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	/s/	Ann B. Bledsoe

Ann B. Bledsoe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, James B. Kimsey, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Newnan Coweta Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James B. Kimsey
James B. Kimsey, President and C.E.O. (Principal Executive Officer)

CERTIFICATION

I, Ann B. Bledsoe, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Newnan Coweta Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Ann B. Bledsoe
Ann B. Bledsoe, C.F.O. (Principal Financial and Accounting Officer)