Form 10KSB
period 2002-12-31
NEWNAN COWETA BANCSHARES INC
filed 2003-03-24
CIK 1157282

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 0-33221

NEWNAN COWETA BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	58-2655471

(State of Incorporation)	(I.R.S. Employer Identification No.)

145 MILLARD FARMER INDUSTRIAL BLVD.
NEWNAN, GEORGIA 30263
(Address of principal executive offices)(Zip Code)

(770) 683-6222
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Revenues for the Registrant’s fiscal year ended December 31, 2002 total $4,910,595.

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2003 was approximately $6,356,280. There were 900,000 shares of Common Stock outstanding as of March 15, 2003.

Transitional Small Business Disclosure Format (check one):     Yes   ☐    No   ☒

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

NEWNAN COWETA BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company

     Newnan Coweta Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Newnan Coweta Bank, a Georgia banking corporation (the “Bank”), was incorporated on December 21, 1999 and commenced business on April 20, 2000. The Bank reorganized into a holding company structure effective October 1, 2001.

     The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

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

The Bank

     The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Employees

     As of February 1, 2003, the Company and the Bank had 19 full-time equivalent employees of whom 18 are full-time and 3 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good.

Customers

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

     All phases of the Company’s banking activities are highly competitive. The Company competes actively with nine commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Coweta County, Georgia and its surrounding areas.

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

     The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank will focus its resources to seek out and attract small business relationships and take advantage of the Bank’s ability to provide flexible service that meets the needs of this customer class. Management feels this market niche is the most promising business area for the future growth of the Bank.

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

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

     The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions may be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties’ performance under the Community Reinvestment Act of 1977.

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

     In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which provides that:

•	interstate acquisitions by institutions located in Georgia will be permitted in states which also allow interstate acquisitions; and

•	interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow interstate acquisitions.

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

The Bank

     The Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank’s commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

     On July 25, 2001 the Bank became a member of the Federal Reserve System. Consequently, most aspects of the Bank’s operations are regulated and examined by both the Georgia Department of Banking and Finance and the Federal Reserve, including reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payments of dividends, establishment of branches, consolidation or corporate reorganization and maintenance of books and records.

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

     The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system’s modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

     The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company — the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

•	financial in nature;

•	incidental to an activity that is financial in nature; or

•	complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

     The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

•	lending, exchanging, transferring or investing for others;

•	safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

•	providing financial, investment or economic advice;

•	issuing or selling interests in pools of assets that a bank could hold directly;

•	underwriting, dealing in or making markets in securities; and

•	engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

     The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

•	lending, exchanging, transferring or investing for others or safeguarding financial assets other than money or securities;

•	providing any device or other instrumentality for transferring financial assets; and

•	arranging, effecting or facilitating financial transactions for third parties.

     Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

•	all of the bank holding company’s depository institution subsidiaries must be well capitalized;

•	all of the bank holding company’s depository institution subsidiaries must be well managed; and

•	the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

     With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act’s requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least “satisfactory” at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

Payment of Dividends

     The Company is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

     If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Prompt Corrective Action.” Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

•	that dividends of cash or property may be paid only out of the retained earnings of the Bank;

•	that dividends may not be paid if the Bank’s paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank’s capital stock; and

•	that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

•	the Bank’s total classified assets exceed 80% of its equity capital;

•	the aggregate amount of dividends to be declared exceeds 50% of the Bank’s net profits after taxes but before dividends for the previous calendar year; or the ratio of equity capital to total adjusted assets is less than 6%.

     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2002, the Bank could pay $197,000 in dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2002, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.35% and 13.13%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Bank’s leverage ratio as of December 31, 2002 was 10.55%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

     The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Reserve, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2002. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit Insurance Corporation, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.”

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the Federal Deposit Insurance Corporation have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank’s capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

     In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed a requirement for the Bank to maintain a leverage ratio of not less than 8.0% during the first three years of the Bank’s operation. Following the expiration of this initial period, the Bank will become subject to a 6.0% primary capital ratio.

     Such standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses.

Support of Subsidiary Institution

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

     Under the regulations, an FDIC-insured bank will be:

•	“well capitalized” if it has a total capital ratio of 10.0% or greater, a tier 1 capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total capital ratio of 8.0% or greater, a tier 1 capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a total capital ratio of less than 8.0%, a tier 1 capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

•	“significantly undercapitalized” if it has a total capital ratio of less than 6.0%, a tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

     An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be “undercapitalized”. “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank’s total assets at the time it became “undercapitalized” and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is subject to certain limitations relating to so-called “brokered” deposits.

     As of December 31, 2002, the Bank had the requisite capital levels to qualify as “well capitalized.”

FDIC Insurance Assessments

     The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

     The FDIC may terminate the insurance of the deposits of the Bank upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition the FDIC has imposed.

Safety and Soundness Standards

     The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act

     The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

     Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

     The recently enacted Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 2002, the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Neither the Company nor the Bank has any other properties.

ITEM 3. LEGAL PROCEEDINGS

     The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims against the bank are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the Company’s shares which have been traded inactively in private transactions. Therefore, no reliable information is available as to trades of common stock or as to the prices at which common stock has traded. Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock:

	Estimated Price Range
	Per Share

	High	Low

2002:
First Quarter	$12.00	$12.00
Second Quarter	$12.00	$12.00
Third Quarter	$12.50	$10.50
Fourth Quarter	$12.00	$11.50
2001:
First Quarter	$11.50	$11.00
Second Quarter	$12.50	$9.00
Third Quarter	$11.00	$10.00
Fourth Quarter	$12.00	$12.00

     There were approximately 680 holders of record of the common stock as of December 31, 2002.

     The Company currently intends to retain its earnings for use in the business and does not foresee paying cash dividends in the near future. The Board of Directors cannot predict when such dividends, if any will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of the Company’s expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

     The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities remaining
			available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	45,000	$10.00	105,000
Equity compensation plans not approved by security holders	40,000	$10.00	-0-
Total	85,000	$10.00	105,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Newnan Coweta Bank, at December 31, 2002 and 2001 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 which are made a part of this annual report on Form 10-KSB.

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

OVERVIEW

The year 2002 was highlighted by significant loan and deposit growth. Our primary market area of Coweta County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001

The following is a summary of our balance sheets for the periods indicated:

	December 31,

	2002	2001

	(Dollars in Thousands)
Cash and due from banks	$1,964	$3,054
Interest-bearing deposits in banks	1,090	—
Federal funds sold	—	2,079
Securities	9,562	5,828
Loans, net	69,731	46,717
Premises and equipment	2,672	2,630
Other assets	913	662

	$85,932	$60,970

Total deposits	$75,477	$51,793
Federal funds purchased	397	—
Other borrowings	—	35
Other liabilities	758	505
Stockholders’ equity	9,300	8,637

	$85,932	$60,970

As of December 31, 2002, we had total assets of $85.9 million, an increase of 41% over December 31, 2001. Total interest-earning assets were $80.4 million at December 31, 2002 or 94% of total assets as compared to 89.6% of total assets at December 31, 2001. Our primary interest-earning assets at December 31, 2002 were loans, which made up 87% of total interest-earning assets as compared to 86% at December 31, 2001. Our loan to deposit ratio was 93% at December 31, 2002 as compared to 90% at December 31, 2001. Deposit growth of $23.7 million, has been used primarily to fund loan growth of $23.3 million. The decrease in federal funds sold of $2.08 million funded and a decrease in cash and due from banks of $1.09 million was invested in interest-bearing deposits in banks and securities.

Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $9.6 million at December 31, 2002 compared to $5.8 million at December 31, 2001. Unrealized gains on securities available-for-sale increased to $180,000 at December 31, 2002 from $144,000 at December 31, 2001.

We have 83% of our loan portfolio collateralized primarily by real estate located in our primary market area of Coweta County and surrounding counties. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 25% of the real estate loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Real estate loans secured by one to four family residential properties comprise 7% of the real estate loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties total 51% of the real estate loan portfolio. We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital.

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

At December 31, 2002, we had loan commitments outstanding of $8.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2002, we had arrangements with two commercial banks for additional short-term advances of $4,400,000.

In addition, at December 31, 2002, we had $323,000 in commitments for capital expenditures.

At December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders’ equity increased due to net income in 2002 of $695,000 which was offset by a decrease in accumulated other comprehensive income in the amount of $32,000, net of the related tax effect. Other comprehensive income consists of unrealized gains and losses on securities available for sale. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of regulatory capital ratios.

The primary source of funds available to Newnan Coweta Bancshares, Inc. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2002, the Bank can pay approximately $197,000 dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Newnan Coweta Bancshares, Inc. and the Bank as of December 31, 2002 are as follows:

	Actual

	Newnan Coweta	Newnan	Regulatory
	Bancshares, Inc.	Coweta Bank	Requirements

Leverage capital ratio	10.56%	10.55%	5.00%
Risk-based capital ratios:
Core capital	13.13%	13.12%	6.00%
Total capital	14.35%	14.34%	10.00%

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

EFFECTS OF INFLATION

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Bank’s interest rate sensitive assets and liabilities, see the “Asset/Liability Management” section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

The following is a summary of our operations for the years indicated.

	Years Ended December 31,

	2002	2001

	(Dollars in Thousands)
Interest income	$4,686	$3,195
Interest expense	1,842	1,541

Net interest income	2,844	1,654
Provision for loan losses	311	435
Other income	225	219
Other expenses	1,938	1,379

Pretax income	820	59
Income taxes	125	—

Net income	$695	$59

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

The net yield on average interest-earning assets was 4.06% in 2002 as compared to 3.92% in 2001. Average loans increased by $29.6 million which was the primary change in average interest-earning assets that increased overall by $27.8 million. The rate earned on average interest-earning assets decreased to 6.69% in 2002 from 7.56% in 2001. Average interest-bearing liabilities increased by $32.1 million with average time deposits accounting for the majority of this increase. The rate paid on average interest-bearing liabilities decreased to 3.10% in 2002 as compared to 4.76% in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $311,000 in 2002 as compared to $435,000 in 2001. The decrease is due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. The allowance for loan losses as a percentage of total loans was 1.21% as of December 31, 2002 compared to 1.29% at December 31, 2001.

OTHER INCOME

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $225,000 in 2002 as compared to $219,000 in 2001 resulting in an increase of $6,000. The increase is primarily due to an increase in service charges on deposit accounts related to overall deposit growth of $68,000, offset by a decrease in gains on sales of securities of $71,000.

OTHER EXPENSES

Other expenses were $1,938,000 in 2002 as compared to $1,379,000 in 2001, or an increase of $559,000. Salaries and employees benefits increased by $200,000 due to an increase in the number of full time equivalent employees to 21 at December 31, 2002 from 17 at December 31, 2001 and other annual salary increases. Equipment and occupancy expenses increased by $125,000 due to increased depreciation and occupancy costs of our new permanent banking facility, which was completed in October 2001. Other operating expenses increased by $233,000 due primarily to increased data processing costs of $81,000, increased professional fees of $35,000 and increased directors’ fees of $25,000. 2002 was the first year directors’ fees have been paid. The increases in all other operating expenses were directly related to the overall growth of the Bank.

INCOME TAXES

Income tax expense was $125,000 for the year ended December 31, 2002 which resulted in an effective tax rate of 15%. No income taxes were accrued for the year ended December 31, 2001, due to cumulative operating losses incurred to date.

ASSET/LIABILITY MANAGEMENT

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank’s Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will re-price or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2002, our cumulative one-year interest rate-sensitivity gap ratio was 91%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will re-price during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact, re-price at different times within such period and at different rates.

	Within	After Three Months	After One Year but	After
	Three Months	but Within One Year	Within Five Years	Five Years	Total

		(Dollars in Thousands)
Interest-earning assets:
Int bearing deposits in banks	$1,090	$—	$—	$—	$1,090
Securities	1,177	2,021	1,430	4,934	9,562
Loans	46,525	4,861	19,199	—	70,585

	$48,792	$6,882	$20,629	$4,934	$81,237

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	$17,671	$—	$—	$—	$17,671
Time deposits	16,414	26,367	9,241	—	52,022
Federal funds purchased	397	—	—	—	397

	$34,482	$26,367	$9,241	$—	$70,090
Interest rate sensitivity gap	$14,310	$(19,485)	$11,388	$4,934	$11,147

Cumulative interest rate sensitivity gap	$14,310	$(5,175)	$5,852	$11,147

Interest rate sensitivity gap ratio	1.41	0.26	4.12	—

Cumulative interest rate sensitivity gap ratio	1.41	0.91	1.08	1.16

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIALS

	2002			2001

	(dollars in thousands)
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates

Cash and due from banks	$1,477	$—	—%	$973	$—	—%
Taxable securities	8,382	382	4.56	5,518	326	5.91
Unrealized gains on securities	97	—	—	75	—	—
Federal funds sold	3,158	51	1.61	7,898	337	4.27
Loans (2) (3)	58,455	4,253	7.28	28,823	2,532	8.78
Allowance for loan losses	(728)	—	—	(346)	—	—
Other assets	3,069	—	—	1,577	—	—

	$73,910			$44,518

Total interest-earning assets	$69,995	$4,686	6.69%	$42,239	$3,195	7.56%

Noninterest-bearing demand	$5,110	$—	—%	$3,240	$—	—%
Interest-bearing demand and savings	18,984	345	1.82	12,365	427	3.45
Time deposits	40,365	1,496	3.71	20,010	1,113	5.56

Total deposits	$64,459	$1,841		$35,615	$1,540
Other borrowings	34	1	2.94	13	1	4.27
Other liabilities	480	—	—	380	—	—
Stockholders’ equity (4)	8,937	—	—	8,510	—	—

	$73,910			$44,518

Total interest-bearing liabilities	$59,383	$1,842	3.10%	$32,388	$1,541	4.76%

Net interest income		$2,844			$1,654

Net interest spread			3.59%			2.80%

Net yield on average interest-earning assets			4.06%			3.92%

(1)	Average balances were determined using the daily average balances.

(2)	Includes non-accrual loans with average balances of $9,638 and $5,000 for the years ended December 31, 2002 and 2001, respectively.

(3)	Interest and fees on loans includes $457,000 and $272,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively. There was no interest income recognized on non-accrual loans during 2002 or 2001.

(4)	Average unrealized gains on securities available-for-sale are included in stockholders’ equity, net of tax.

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

	Year Ended December 31,
	2002 vs. 2001

	Changes Due To:

	Rate	Volume	Net

	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(499)	$2,220	$1,721
Interest on taxable securities	(86)	142	56
Interest on federal funds sold	(146)	(140)	(286)

Total interest income	(731)	2,222	1,491

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	(254)	172	(82)
Interest on time deposits	(464)	847	383
Interest on other borrowings	(1)	1	—

Total interest expense	(719)	1,020	301

Net interest income	$(12)	$1,202	$1,190

INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
U.S. Government agencies	$7,006	$506
Mortgage backed securities	2,556	5,322

	$9,562	$5,828

MATURITIES

The amounts of debt securities in each category as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

			After one		After five
	One year or less		through five years		through ten years

	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

U.S. Government agencies	$2,023	4.39%	$4,983	3.36%	$—	—%
Mortgage backed securities	—	—	2,556	5.17%	—	—

	$2,023	4.39%	$7,539	3.94%	$—	—%

	After ten years		Total

	Amount	Yield(1)	Amount	Yield(1)

U.S. Government agencies	$—	—%	$7,006	3.67%
Mortgage backed securities	—	%	2,556	5.17%

	$—		$9,562	4.04%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

TYPES OF LOANS

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,

	2002	2001

	(Dollars in Thousands)
Commercial	$9,051	$6,206
Real estate construction	17,572	12,432
Real estate mortgage	41,164	26,891
Consumer installment and other	2,884	1,860

	70,671	47,389
Deferred loan fees	(86)	(60)
Allowance for loan losses	(854)	(612)

Net loans	$69,731	$46,717

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$5,091
After one through five years	3,952
After five years	8

9,051

Construction
One year or less	15,772
After one through five years	1,800
After five years	—

17,572

Other
One year or less	13,690
After one through five years	28,396
After five years	1,962

44,048

$70,671

     The following table summarizes loans at December 31, 2002 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$19,169
Floating or adjustable interest rates	16,949

36,118

RISK ELEMENTS

Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2002 and 2001 is as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Non-accrual loans	$0	$20
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	1
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

	December 31,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$58,455	$28,823

Balance of allowance for loan losses at beginning of year	$612	$180

Loans charged off
Commercial	51	—
Real estate mortgage	3	3
Installment	40	—

	94	3

Loans recovered
Commercial	21	—
Real estate mortgage	—	—
Installment	4	—

	25	—

Net charge-offs	69	3

Additions to allowance charged to operating expense during year	311	435

Balance of allowance for loan losses at end of year	$854	$612

Ratio of net loans charged off during the year to average
loans outstanding	.12%	.01%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.

     Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2002		December 31, 2001
	Percent of loans in		Percent of loans in
	each category		each category
	to total loans		to total loans

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Commercial	$111	13%	$136	13%
Real estate — construction	214	25	151	26
Real estate — mortgage	495	58	302	57
Consumer installment and other	34	4	23	4

	$854	100%	$612	100%

DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits is presented below. (1)

		Years Ended December 31,

	2002		2001

	Amount	Percent	Amount	Percent

		(Dollars in Thousands)
Noninterest-bearing demand	$5,110	—%	$3,240	—%
Interest-bearing demand and savings	18,984	1.82	12,365	3.45
Time deposits	40,365	3.70	20,010	5.56

	$64,459		$35,615

(1)	Average balances were determined using the daily average balances during the year.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$4,290
Over three months through six months	9,495
Over six through twelve months	4,796
Over twelve months	4,016

Total	22,597

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

     The following rate of return information for the year indicated is presented below.

	December 31,

	2002	2001

Return on assets (1)	.94%	.13%
Return on equity (2)	7.78%	.69%
Dividend payout ratio (3)	—	—
Equity to assets ratio (4)	12.09%	19.12%

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-35 and made a part of this Annual Report on Form 10-KSB:

     Independent Auditor’s Report on the consolidated financial statements

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Income for the years ended December 31, 2002 and 2001

     Consolidated Statements of Comprehensive Income for the years ended December 31, 2002 and 2001

     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002 and 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information appearing under the heading “Election of Directors” and the subheadings “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2003 Proxy Statement”) relating to the annual meeting of shareholders of the Company, expected to be held in May, 2003, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Reorganization Agreement dated April 12, 2001 by and among the Registrant, Newnan Coweta Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)
3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)
10.1	2001 Incentive Stock Option Plan (filed as Exhibit 10.1 of Registrant’s Form 10-KSB previously filed with the Commission on March 29, 2002 and incorporated herein by reference)*
10.2	Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to Exhibit 99.1 of the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)*
21	Subsidiaries of the Registrant
23	Consent of Mauldin & Jenkins, LLC.
99.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Denotes a management contract or compensatory plan or arrangement

(b)  There were no reports on Form 8-K filed by the Company during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. This conclusion was reached after an evaluation of these controls and procedures within 90 days of the filing of this Report.

(b)	Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)

By:	/s/ James B. Kimsey

James B. Kimsey President and Chief Executive Officer Date: March 19, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Kimsey James B. Kimsey, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: March 19, 2003

/s/ Ann B. Bledsoe Ann B. Bledsoe, Chief Financial Officer [Principal Financial Officer and Principal Accounting Officer]	Date: March 19, 2003

/s/ Robert E. Cordle Robert E. Cordle, Director	Date: March 19, 2003

/s/ Joe S. Crain, Jr. Joe S. Crain, Jr., Director	Date: March 19, 2003

/s/ Douglas T. Daviston Douglas T. Daviston, Director	Date: March 19, 2003

/s/ OTIS F. JONES, III OTIS F. JONES, III, Director	Date: March 19, 2003

/s/ DAVID LAGUARDIA DAVID LAGUARDIA, Director	Date: March 19, 2003

/s/ BOB B. MANN, J BOB B. MANN, J, Director	Date: March 19, 2003

/s/ THEO D. MANN THEO D. MANN, Director	Date: March 19, 2003

/s/ DENNIS H. MCDOWELL, II DENNIS H. MCDOWELL, II, Director	Date: March 19, 2003

/s/ J. WALKER MOODY J. WALKER MOODY, Director	Date: March 19, 2003

/s/ JAMES VAN S. MOTTOLA JAMES VAN S. MOTTOLA, Director & Chairman of the Board	Date: March 19, 2003

/s/ MELVIN SAMUELS MELVIN SAMUELS, Director	Date: March 19, 2003

/s/ DONALD L. SPRAYBERRY, JR. DONALD L. SPRAYBERRY, JR., Director	Date: March 19, 2003

/s/ JENNIFER J. THOMASSON JENNIFER J. THOMASSON, Director	Date: March 19, 2003

/s/ WOODIE T. WOOD WOODIE T. WOOD, Director	Date: March 19, 2003

CERTIFICATION

I, James B. Kimsey, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Newnan Coweta Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
/s/ James B. Kimsey

James B. Kimsey Principal Executive Officer

CERTIFICATION

I, Ann B. Bledsoe, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Newnan Coweta Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
/s/ Ann B. Bledsoe;

Ann B. Bledsoe Principal Financial Officer

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2002

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2002

Page

INDEPENDENT AUDITOR’S REPORT	F-1
FINANCIAL STATEMENTS
Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of stockholders’ equity	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7 – F-24

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Newnan Coweta Bancshares, Inc.
Newnan, Georgia

     We have audited the accompanying consolidated balance sheets of Newnan Coweta Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newnan Coweta Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
February 7, 2003

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

Assets
Cash and due from banks	$1,964,048	$3,053,845
Interest-bearing deposits in banks	1,090,252	—
Federal funds sold	—	2,079,000
Securities available-for-sale	9,562,056	5,828,398
Loans	70,585,025	47,329,659
Less allowance for loan losses	853,917	612,330

Loans, net	69,731,108	46,717,329
Premises and equipment	2,671,794	2,630,149
Other assets	912,545	661,636

Total assets	$85,931,803	$60,970,357

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$5,784,403	$3,600,465
Interest-bearing	69,692,603	48,192,328

Total deposits	75,477,006	51,792,793
Federal funds purchased	397,000	—
Other borrowings	—	35,000
Other liabilities	758,042	505,458

Total liabilities	76,632,048	52,333,251

Commitments and contingencies
Stockholders’ equity
Common stock, no par value, 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,979,916	8,979,916
Retained earnings (deficit)	208,463	(486,340)
Accumulated other comprehensive income	111,376	143,530

Total stockholders’ equity	9,299,755	8,637,106

Total liabilities and stockholders’ equity	$85,931,803	$60,970,357

See Notes to Consolidated Financial Statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Interest income
Loans, including fees	$4,252,925	$2,531,977
Taxable securities	381,826	325,952
Federal funds sold	50,845	337,336

Total interest income	4,685,596	3,195,265

Interest expense
Deposits	1,840,107	1,540,646
Other borrowings	1,431	555

Total interest expense	1,841,538	1,541,201

Net interest income	2,844,058	1,654,064
Provision for loan losses	311,270	435,020

Net interest income after provision for loan losses	2,532,788	1,219,044

Other income
Service charges on deposit accounts	193,746	126,018
Gain on sales of securities available-for-sale	—	71,237
Other operating income	31,253	21,895

Total other income	224,999	219,150

Other expenses
Salaries and employee benefits	958,441	758,486
Equipment and occupancy expenses	269,490	144,148
Other operating expenses	709,817	476,896

Total other expenses	1,937,748	1,379,530

Income before income taxes	820,039	58,664
Income tax expense	125,236	—

Net income	$694,803	$58,664

Basic earnings per share	$0.77	$0.07

Diluted earnings per share	$0.76	$0.07

See Notes to Consolidated Financial Statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Net income	$694,803	$58,664

Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale arising during period, net of tax of $68,263 and $—, respectively	(32,154)	151,093
Reclassification adjustments for gains on sales of securities available-for-sale realized in net income	—	(71,237)

Other comprehensive income (loss)	(32,154)	79,856

Comprehensive income	$662,649	$138,520

See Notes to Consolidated Financial Statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001

				Accumulated
	Common Stock		Retained	Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Paid In	(Deficit)	Income	Equity

Balance, December 31, 2000	900,000	$8,979,916	$(545,004)	$63,674	$8,498,586
Net income	—	—	58,664	—	58,664
Other comprehensive income	—	—	—	79,856	79,856

Balance, December 31, 2001	900,000	8,979,916	(486,340)	143,530	8,637,106
Net income	—	—	694,803	—	694,803
Other comprehensive loss	—	—	—	(32,154)	(32,154)

Balance, December 31, 2002	900,000	$8,979,916	$208,463	$111,376	$9,299,755

See Notes to Consolidated Financial Statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

OPERATING ACTIVITIES
Net income	$694,803	$58,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,081	91,495
Provision for loan losses	311,270	435,020
Deferred income taxes	(204,171)	(32,095)
Gain on sales of securities available-for-sale	—	(71,237)
Increase in interest receivable	(115,126)	(68,889)
Increase in interest payable	111,100	146,099
Increase (decrease) in income taxes payable	335,112	(38,105)
Net other operating activities	18,612	159,151

Net cash provided by operating activities	1,301,681	680,103

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(1,090,252)	—
Purchases of securities available-for-sale	(6,957,289)	(4,593,691)
Proceeds from sale of securities available-for-sale	—	1,354,263
Proceeds from maturities of securities available-for-sale	3,259,740	1,943,964
Purchase of Federal Reserve Bank stock	—	(245,400)
Purchase of Federal Home Loan Bank stock	(37,600)	(40,700)
Net decrease in federal funds sold	2,079,000	4,641,000
Net increase in loans	(23,325,049)	(30,636,790)
Purchase of premises and equipment	(366,241)	(1,977,403)

Net cash used in investing activities	(26,437,691)	(29,554,757)

FINANCING ACTIVITIES
Net increase in deposits	23,684,213	31,207,124
Net increase in federal funds purchased	397,000	—
Proceeds from (repayment of) other borrowings	(35,000)	35,000

Net cash provided by financing activities	24,046,213	31,242,124

Net increase (decrease) in cash and due from banks	(1,089,797)	2,367,470
Cash and due from banks at beginning of year	3,053,845	686,375

Cash and due from banks at end of year	$1,964,048	$3,053,845

SUPPLEMENTAL DISCLOSURE
Cash paid (received) during the year for:
Interest	$1,730,438	$1,395,102
Income taxes	$(5,705)	$70,200

See Notes to Consolidated Financial Statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Newnan Coweta Bancshares, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Newnan Coweta Bank (the “Bank”). The Bank is a commercial bank located in Newnan, Coweta County, Georgia. The Bank provides a full range of banking services in its primary market area of Coweta County and the surrounding counties. The Bank is a state-chartered member of the Federal Reserve System.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred income taxes.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, federal funds purchased, and other borrowings are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $343,000 at December 31, 2002.

Securities

All debt securities are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted equity securities, which consists of Federal Reserve Bank and Federal Home Loan Bank stock, without a readily determinable fair value are included in other assets and reported at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less deferred fees and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

Nonrefundable loan fees, net of direct loan origination costs, are deferred with the net amount recognized into interest income over the life of the loans using a method that approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Years Ended December 31,

	2002	2001

Net income, as reported	$694,803	$58,664
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	57,893	93,376

Pro forma net income (loss)	$636,910	$(34,712)

Earnings (losses) per share:
Basic — as reported	$0.77	$.07

Basic — pro forma	$0.71	$(.04)

Diluted — as reported	$0.76	$.07

Diluted — pro forma	$0.69	$(.04)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2.	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available-for-Sale
December 31, 2002:
U.S. Government and agency securities	$6,899,298	$107,138	$—	$7,006,436
Mortgage-backed securities	2,483,119	72,501	—	2,555,620

	$9,382,417	$179,639	$—	$9,562,056

December 31, 2001:
U.S. Government and agency securities	$497,827	$8,423	$—	$506,250
Mortgage-backed securities	5,187,041	135,107	—	5,322,148

	$5,684,868	$143,530	$—	$5,828,398

Securities with a carrying value of approximately $5,212,000 and $3,227,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available-for-Sale

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,007,532	$2,023,120
Due from one to five years	4,891,766	4,983,316
Mortgage-backed securities	2,483,119	2,555,620

	$9,382,417	$9,562,056

Gross gains on the sales of securities available-for-sale were $71,237 for the year ended December 31, 2001. There were no sales of securities during the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS

The composition of loans is summarized as follows:

	December 31,

	2002	2001

Commercial	$9,050,749	$6,206,103
Real estate – construction	17,572,598	12,431,851
Real estate – mortgage	41,163,935	26,891,362
Consumer installment and other	2,883,742	1,860,037

	70,671,024	47,389,353
Deferred loan fees	(85,999)	(59,694)
Allowance for loan losses	(853,917)	(612,330)

Loans, net	$69,731,108	$46,717,329

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2002	2001

Balance, beginning of year	$612,330	$180,000
Provision for loan losses	311,270	435,020
Loans charged off	(93,788)	(2,690)
Recoveries of loans previously charged off	24,105	—

Balance, end of year	$853,917	$612,330

Impaired loans, consisting solely of loans on nonaccrual status, amounted to $20,416 at December 31, 2001. There were no impaired loans as of December 31, 2002. In addition, there were no loans past due ninety days or more and still accruing interest at December 31, 2002 and 2001.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:

Balance, beginning of year	$2,717,766
Advances	1,860,072
Repayments	(697,101)

Balance, end of year	$3,880,737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

	December 31,

	2002	2001

Land and improvements	$449,791	$445,599
Buildings	1,845,715	1,822,009
Construction in process, estimated costs to complete $323,000	96,192	6,573
Furniture and equipment	577,422	489,191

	2,969,120	2,763,372
Accumulated depreciation	(297,326)	(133,223)

	$2,671,794	$2,630,149

NOTE 5.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $22,596,751 and $13,742,139, respectively. The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003	$42,780,613
2004	6,884,240
2005	294,023
2006	440,413
2007	1,622,503

$52,021,792

NOTE 6.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,

	2002	2001

Advance from a commercial bank with interest payable at the prime rate less .50%, or 4.25% at December 31, 2001 The advance was secured by Bank stock and was paid off on December 3, 2002	$—	$35,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	EMPLOYEE AND DIRECTOR BENEFITS

Stock Options

The Company adopted a stock option plan during 2001 which grants key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 150,000 options to purchase common shares of the Company. As of December 31, 2002 and 2001, 45,000 options under the plan have been granted.

Other pertinent information related to the options for the year ended December 31, 2002 is as follows:

	Years Ended December 31,

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Options outstanding, beginning of year	45,000	$10.00	—	$—
Granted	—	—	45,000	10.00
Exercised	—	—	—	—

Options outstanding, end of year	45,000	10.00	45,000	10.00

Exercisable, end of year	18,000	10.00	9,000	10.00

Weighted-average fair value of options granted during the year		$—		$4.23

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price	Life in Years

Outstanding, end of year	45,000	$10.00	8.5 years

Exercisable, end of year	18,000	10.00	8.5 years

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Company’s organizers, the Company granted each organizer an opportunity to purchase a number of shares of the Company’s common stock. The warrants vest over a three year period from the date the Bank was incorporated and are exercisable in whole or in part during the ten year period following the incorporation date, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. The Bank’s incorporation date was December 21, 1999. At December 31, 2002 and 2001, there were 40,000 warrants outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

Stock Warrants (Continued)

Other pertinent information related to the warrants is as follows:

	Years Ended December 31,

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Warrants outstanding, beginning of year	40,000	$10.00	40,000	$10.00
Granted	—	—	—	—
Exercised	—	—	—	—

Warrants outstanding, end of year	40,000	10.00	40,000	10.00

Exercisable, end of year	40,000	10.00	26,667	10.00

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price	Life in Years

Outstanding and exercisable, end of year	40,000	$10.00	7 years

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2002	2001

Dividend yield	N/A	0%
Expected life	N/A	10 years
Expected volatility	N/A	0.01%
Risk-free interest rate	N/A	5.59%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	EMPLOYEE AND DIRECTOR BENEFITS (Continued)

401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. There were no contributions charged to expense for the years ended December 31, 2002 or 2001.

NOTE 8.	INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,

	2002	2001

Current	$329,407	$98,080
Deferred	(5,028)	(91,716)
Change in valuation allowance	(199,143)	(6,364)

Income tax expense	$125,236	$—

The Company’s income tax differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,

	2002	2001

Tax provision at statutory rate	$278,813	$19,946
State tax (benefit)	34,609	(2,548)
Benefit due to graduated brackets	—	(10,487)
Other items	10,957	(547)
Change in valuation allowance	(199,143)	(6,364)

Income tax expense	$125,236	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Loan loss reserves	$224,204	$131,119
Preopening and organization expenses	76,475	119,553

	300,679	250,672
Valuation allowance	—	(144,602)

	300,679	106,070

Deferred tax liabilities:
Depreciation	64,413	19,434
Securities available-for-sale	68,263	54,541

	132,676	73,975

Net deferred tax assets	$168,003	$32,095

NOTE 9.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,

	2002	2001

Basic Earnings Per Share:
Weighted average common shares outstanding	900,000	900,000

Net income	$694,803	$58,664

Basic earnings per share	$0.77	$0.07

Diluted Earnings Per Share:
Weighted average common shares outstanding	900,000	900,000
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	17,000	—

Total weighted average common shares and potential common shares outstanding	917,000	900,000

Net income	$694,803	$58,664

Diluted earnings per share	$0.76	$0.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Loan Commitments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,

	2002	2001

Letters of credit	$18,200	$—
Commitments to extend credit	8,923,000	9,231,000

	$8,941,200	$9,231,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deemed necessary.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 11.	CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in Coweta County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-three percent of the Company’s loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, as defined, or approximately $2,250,000.

NOTE 12.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, approximately $197,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	REGULATORY MATTERS (Continued)

			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in Thousands)
December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$10,041	14.35%	$5,597	8%	$	N/A	N/A
Bank	$10,030	14.34%	$5,597	8%		$6,996	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$9,188	13.13%	$2,798	4%	$	N/A	N/A
Bank	$9,177	13.12%	$2,798	4%		$4,197	6%
Tier I Capital to Average Assets:
Consolidated	$9,188	10.56%	$3,479	4%	$	N/A	N/A
Bank	$9,177	10.55%	$3,479	4%		$4,349	5%
December 31, 2001:
Total Capital to Risk Weighted Assets:
Consolidated	$9,106	17.98%	$4,052	8%	$	N/A	N/A
Bank	$9,140	18.05%	$4,052	8%		$5,065	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$8,494	16.77%	$2,026	4%	$	N/A	N/A
Bank	$8,528	16.84%	$2,026	4%		$3,039	6%
Tier I Capital to Average Assets:
Consolidated	$8,494	15.57%	$2,182	4%	$	N/A	N/A
Bank	$8,528	15.63%	$2,182	4%		$2,728	5%

NOTE 13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Federal Funds Purchased and Other Borrowings: The carrying amounts of variable-rate other borrowings approximate their fair values.

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments: Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments were as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash, due from banks, interest bearing deposits in banks and federal funds sold	$3,054,300	$3,054,300	$5,132,845	$5,132,845
Securities available-for-sale	9,562,056	9,562,056	5,828,398	5,828,398
Restricted equity securities	324,200	324,200	286,600	286,600
Loans	69,731,108	70,658,532	46,717,329	47,649,306
Accrued interest receivable	399,421	399,421	284,295	284,295
Financial liabilities
Deposits	75,477,006	75,313,745	51,792,793	51,650,793
Federal funds purchased	397,000	397,000	—	—
Other borrowings	—	—	35,000	35,000
Accrued interest payable	406,707	406,707	295,607	295,607

NOTE 14.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,

	2002	2001

Professional fees	$112,988	$77,581
Advertising and business development	52,396	53,291
Data processing fees	228,855	147,380
Office supplies	55,916	37,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	BUSINESS COMBINATION

During the second quarter of 2001, the Shareholders’ approved the formation of a holding company for Newnan Coweta Bank at the annual shareholders meeting. On October 1, 2001, each share of Newnan Coweta Bank’s $5 par value common stock was exchanged for one share of Newnan Coweta Bancshares, Inc. no par value common stock. The combination was accounted for by transferring the net assets of Newnan Coweta Bank to Newnan Coweta Bancshares, Inc. at the carrying amount. The net income of the Bank prior to the acquisition was $46,173 and has been included in the consolidated statements of income.

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of Newnan Coweta Bancshares, Inc. as of December 31, 2002 and 2001 and the statements of income and cash flows for the year ended December 31, 2002 and for the period from October 1, 2001, date of inception, to December 31, 2001.

CONDENSED BALANCE SHEET

	2002	2001

Assets
Cash	$10,330	$1,228
Investment in subsidiary	9,288,200	8,671,025
Other assets	1,225	2,496

Total assets	$9,299,755	$8,674,749

Liabilities and Stockholders’ Equity
Other borrowings	$—	$35,000
Other liabilities	—	2,643

Total liabilities	—	37,643

Stockholders’ equity	9,299,755	8,637,106

Total liabilities and stockholders’ equity	$9,299,755	$8,674,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2002	2001

Income
Dividends from subsidiary	$45,000	$—
Interest	22	133

	45,022	133

Expenses
Interest	1,399	432
Other	1,870	33,620

	3,269	34,052

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	41,753	(33,919)
Income tax benefit	(3,721)	—

Income (loss) before equity in undistributed earnings of subsidiary	45,474	(33,919)
Equity in undistributed earnings of subsidiary	649,329	46,410

Net income	$694,803	$12,491

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001

OPERATING ACTIVITIES
Net income	694,803	$12,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiary	(649,329)	(46,410)
Net other operating activities	(1,372)	147

Net cash provided by (used in) operating activities	44,102	(33,772)

FINANCING ACTIVITIES
Proceeds from (repayment of) other borrowings	(35,000)	35,000

Net cash provided by (used in) financing activities	(35,000)	35,000

Net increase in cash	9,102	1,228
Cash at beginning of period	1,228	—

Cash at end of period	$10,330	$1,228