Form 10QSB
period 2003-03-31
NEWNAN COWETA BANCSHARES INC
filed 2003-05-14
CIK 1157282

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-33221

Newnan Coweta Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2655471

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263

(Address of principal executive offices)

(770) 683-6222

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2003: 900,000; no par value.

Transitional Small Business Disclosure Format   Yes  [  ]   No  [X]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheet - March 31, 2003	1
	Consolidated Statements of Income and Comprehensive Income
	Three Months Ended March 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2003 and 2002	3
	Notes to Consolidated Financial Statements	4
	Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations	6
	Item 3. Controls and Procedures	13
PART II.	OTHER INFORMATION
	Item 1 – Legal Proceedings	14
	Item 2 – Changes in Securities and Use of Proceeds	14
	Item 3 – Defaults Upon Senior Securities	14
	Item 4 - Submission of Matters to a Vote of Security Holders	14
	Item 5 – Other Information	14
	Item 6 - Exhibits and Reports on Form 8-K	14
	Signatures	15

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$2,286
Federal funds sold	6,513
Securities available-for-sale, at fair value	6,901
Loans	74,595
Less allowance for loan losses	(908)

Loans, net	73,687
Premises and equipment	2,669
Other assets	1,020

Total assets	$93,076

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$6,641
Interest bearing	76,383

83,024
Other liabilities	605

Total liabilities	83,629

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,979
Retained earnings	370
Accumulated other comprehensive income	98

Total stockholders’ equity	9,447

Total liabilities and stockholders’ equity	$93,076

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2003	2002

Interest income
Loans	$1,210	$894
Taxable securities	77	84
Federal funds sold	8	17

Total interest income	1,295	995

Interest expense
Deposits	508	397
Other borrowings	—	—

Total interest expense	508	397

Net interest income	787	598
Provision for loan losses	54	81

Net interest income after provision for loan losses	733	517

Other income
Service charges on deposit accounts	52	39
Gain on sale of securities available for sale	5	—
Other operating income	50	10

Total other income	107	49

Other expenses
Salaries and employee benefits	284	240
Equipment and occupancy expenses	79	64
Data processing expenses	70	54
Other operating expenses	147	114

Total other expenses	580	472

Income before income taxes	260	94
Income tax expense	97	—

Net income	163	94

Other comprehensive loss:
Unrealized losses on securities available for sale arising during period	(13)	(108)

Comprehensive income (loss)	$150	$(14)

Basic earnings per share	$.18	$.10

Diluted earnings per share	$.18	$.10

Cash dividends per share	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)
(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$163	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41	36
Provision for loan losses	54	81
Gain on sale of securities available for sale	(5)	—
Decrease in interest receivable	(11)	12
Increase (decrease) in interest payable	17	(56)
Net other operating activities	(519)	11

Net cash provided by operating activities	(260)	178

INVESTING ACTIVITIES
Increase in interest bearing deposits in banks	1,090	(1,387)
Proceeds from sale of securities available for sale	2,006	—
Proceeds from maturities securities of available for sale	603	759
Net (increase) decrease in federal funds sold	(6,513)	1,742
Purchase of Federal Home Loan Bank Stock	(104)	(38)
Net increase in loans	(4,010)	(3,994)
Purchase of premises and equipment	(38)	(26)

Net cash used in investing activities	(6,966)	(2,944)

FINANCING ACTIVITIES
Net increase in deposits	7,545	2,267

Net cash provided by financing activities	7,545	2,267

Net increase (decrease) in cash and due from banks	319	(499)
Cash and due from banks at beginning of period	1,964	3,054

Cash and due from banks at end of period	$2,286	$2,555

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or stock warrants vested during the three months ended March 31, 2003 or 2002; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands, except per
	share amounts)
Net income	$163	$94

Weighted average common shares outstanding	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	17	0

Total weighted average common shares and common stock equivalents outstanding	917	900

Diluted earnings per share	$0.18	$0.10

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Newnan Coweta Bancshares, Inc. (the “Company”) and its bank subsidiary, Newnan Coweta Bank (the “Bank”), during the period included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

			Minimum
			Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	10.83%	10.71%	4.00%
Risk-based capital ratios:
Core capital	13.00	12.86	4.00
Total capital	14.25	14.11	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offerings will assist in keeping these ratios at satisfactory levels.

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2003

(Dollars in Thousands)
Commitments to extend credit	$7,794
Letters of credit	18

$7,812

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

On February 24, 2003, the bank entered into a contract for the construction of a branch office to be located in the downtown Newnan business district. The contract was in the amount of $377,000.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31,	December 31,
	2003	2002

	(Dollars in Thousands)

Cash and due from banks	$2,286	$3,054
Federal funds sold	6,513	-0-
Securities	6,901	9,562
Loans, net	73,687	69,732
Premises and equipment	2,669	2,672
Other assets	1,020	912

	$93,076	$85,932

Deposits	$83,024	$75,487
Other borrowings	-0-	397
Other liabilities	605	760
Stockholders’ equity	9,447	9,288

	$93,076	$85,932

Our total assets grew by 8.3% for the first quarter of 2003. Deposit growth of $7.548 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings decreased to 88.7% at March 31, 2003 from 92.3% at December 31, 2002, although loan demand in our primary market area of Coweta County, Georgia continues to be strong. Our total equity increased by $148,000, consisting of year-to-date net income of $163,000, less a decrease in gains on securities available-for-sale, net of tax, of $15,000.

A loan production office was opened in Peachtree City, Georgia in March, 2003. Peachtree City is located in adjoining Fayette County which is currently experiencing high growth. Manangement believes the loan production office expands the bank’s lending opportunities

Results of Operations For The Three Months Ended March 31, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands)

Interest income	$1,295	$995
Interest expense	508	397

Net interest income	787	598
Provision for loan losses	54	81
Other income	107	49
Other expense	580	472

Pretax income	260	94
Income taxes	97	-0-

Net income	$163	$94

Our net interest income has increased by $189,000 during the first quarter of 2003 as compared to the same period in 2002. Our net interest margin decreased to 3.80% during the first quarter of 2003 as compared to 4.09% during the first quarter of 2002 and to 3.81% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in net interest margin is due to the decrease in yields earned on loans that have decreased to 6.7% in the first quarter of 2003 as compared to 7.33% in the first quarter of 2002. The cost of funds has decreased as well, as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 2.61% in the first quarter of 2003 as compared to 2.98% in the first quarter of 2002.

The provision for loan losses decreased by $27,000 in the first quarter of 2003 as compared to the same period in 2002. The amounts provided are indicative of our assessment of the inherent risk in the portfolio. There were no nonaccrual loans at March 31, 2003. There were no loans past due ninety days or more and still accruing interest at March 31, 2003. The bank identified no loans in our portfolio, as of March 31, 2003, with more than the normal risks; therefore, management believes the $908,000 in the allowance for loan losses at March 31, 2003, or 1.22% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2003 and 2002 is as follows:

	March 31,

	2003	2002

	(Dollars in Thousands)

Nonaccrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual	0
and restructured loans under original terms	0	0
Interest income that was recorded on nonaccrual and	0	0
restructured loans

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands)

Average amount of loans outstanding	$72,152	$48,777

Balance of allowance for loan losses at beginning of period	$854	$612

Loans charged off
Commercial and financial	—	20
Real estate mortgage	—	—
Installment	—	2

	—	22

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	1

	—	1

Net charge-offs (recoveries)	—	21

Additions to allowance charged to operating expense during period	54	81

Balance of allowance for loan losses at end of period	$908	$672

Ratio of net loans charged off during the period to average loans outstanding	-0-	.04%

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage based on our specific experience and the historical experience of the banking industry in general. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

Other income has increased in the first quarter of 2003 as compared to the same period in 2002 by $58,000 due to increased service charges on deposit accounts of $13,000 and mortgage origination fees of $36,000.

Other expenses increased in the first quarter of 2003 as compared to the same period in 2002 by $108,000 due to increased salaries and employee benefits of $44,000, increased equipment and occupancy expenses of $15,000, and increased other operating expenses of $33,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 23 at March 31, 2003 from 16 at March 31, 2002 and to other annual salary increases. The increase in the number of employees is due to our overall growth. The increases in equipment and occupancy expenses and other operating expenses are due to our overall growth.

We have recorded income tax expense of $97,000 in the first quarter of 2003 as compared to $-0- in the first quarter of 2002. The rate of tax as a percentage of pretax income was 37.3% and -0-%, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.    Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures within ninety days prior to the filing of this quarterly report pursuant to Rule 13a-14 of the Exchange Act, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the first quarter of 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the first quarter of 2003.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: May 14, 2003	BY:	/s/ James B. Kimsey

James B. Kimsey, President and C.E.O. (Principal Executive Officer)

DATE: May 14, 2003	BY:	/s/ Ann B. Bledsoe

Ann B. Bledsoe, Sr. Vice President (Principal Financial and Accounting Officer)

Certifications

(Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
15 U.S.C. Section 78m)

I, James B. Kimsey, President and Chief Executive Officer of Newnan Coweta Bancshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Newnan Coweta Bancshares, Inc. for the period ended March 31, 2003.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ James B. Kimsey

James B. Kimsey, President and CEO (Principal Executive Officer)

Certifications

(Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
15 U.S.C. Section 78m)

I, Ann B. Bledsoe, Chief Financial Officer and Treasurer of Newnan Coweta Bancshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Newnan Coweta Bancshares, Inc. for the period ended March 31, 2003.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ Ann B. Bledsoe

Ann B. Bledsoe, Sr. Vice President and CFO (Principal Financial and Accounting Officer)