Form 10-Q
period 2003-06-30
NEWNAN COWETA BANCSHARES INC
filed 2003-08-14
CIK 1157282

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2003: 900,000; no par value.

Transitional Small Business Disclosure Format Yes [  ] No [X]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements (unaudited)	3-7
Item 2. Management’s Discussion and Analysis or Plan of Operation	8-12
Item 3. Controls and Procedures	12
Part II. Other Information
Item 1. Legal Proceedings	13
Item 2. Changes in Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

PART I – FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$2,122
Federal funds sold	9,307
Securities available-for-sale, at fair value	6,624
Loans	79,768
Less allowance for loan losses	964

78,804
Premises and equipment	2,708
Other assets	1,007

Total assets	$100,572

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$6,617
Interest bearing	83,737

90,354
Other borrowings	0
Other liabilities	549

Total liabilities	90,903

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained Earnings	559
Accumulated other comprehensive income	130

Total stockholders’ equity	9,669

Total liabilities and stockholders’ equity	$100,572

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2003	2002	2003	2002

Interest income
Loans	$1,344	$981	$2,554	$1,875
Taxable securities	65	93	142	177
Federal funds sold	28	8	36	25

Total interest income	1,437	1,082	2,732	2,077

Interest expense
Deposits	548	415	1057	812
Other borrowings	—	1	—	1

Total interest expense	548	416	1,057	813

Net interest income	889	666	1,675	1,264
Provision for loan losses	56	61	110	142

Net interest income after provision for loan losses	833	605	1,565	1,122

Other income
Service charges on deposit accounts	60	46	115	85
Gain on sale of securities available for sale	—	—	5	—
Other operating income	50	2	97	12

Total other income	110	48	217	97

Other expenses
Salaries and employee benefits	328	236	612	476
Equipment and occupancy expenses	77	67	156	131
Data processing expenses	78	55	148	109
Other operating expenses	161	129	309	243

Total other expenses	644	487	1,225	959

Income before income taxes	299	12	557	260
Income taxes	109	—	206	—

Net income	190	166	351	260

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	32	20	18	(89)

Comprehensive income	$222	$186	$369	$171

Basic earnings per share	$.21	$.18	$.39	$.29

Diluted earnings per share	$.21	$.18	$.38	$.28

Cash dividends per share	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
(Dollars in thousands)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$351	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77	74
Provision for loan losses	110	142
Increase in interest receivable	(8)	(77)
Increase (decrease) in interest payable	(41)	(26)
Net other operating activities	(81)	(19)

Net cash provided by operating activities	408	354

INVESTING ACTIVITIES
Purchase of securities available for sale	—	(3,636)
Proceeds from sale of securities available for sale	2,008	—
Proceeds from maturities of securities available for sale	903	1,651
Purchase of restricted equity securities	(128)	(38)
Net decrease in interest bearing deposits at banks	1,090	—
Net increase in federal funds sold	(9,307)	(340)
Net increase in loans	(9,183)	(9,622)
Purchase of premises and equipment	(113)	(215)

Net cash used in investing activities	(14,730)	(12,200)

FINANCING ACTIVITIES
Net increase in deposits	14,877	10,786
Decrease in federal funds purchased	(397)	—

Net cash provided by financing activities	14,480	10,786

Net increase (decrease) in cash and due from banks	158	(1,060)
Cash and due from banks at beginning of period	1,964	3,054

Cash and due from banks at end of period	$2,122	$1,994

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$1,098	$839
Income taxes	$458	$(22)

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

The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3.	STOCK COMPENSATION PLANS

At June 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock options vest annually during June; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is presented in the following table. Stock warrants vested each year during December and were fully vested as of December 31, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income	$190	$166	$351	$260
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	24	24	24	24

Pro forma net income	$166	$142	$327	$236

Earnings per share:
Basic – as reported	$0.21	$0.18	$0.39	$0.29

Basic – pro forma	$0.18	$0.16	$0.36	$0.26

Diluted – as reported	$0.21	$0.18	$0.38	$0.28

Diluted – pro forma	$0.18	$0.15	$0.36	$0.26

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income	$190	$166	$351	$260

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	17	17	17	17

Total weighted average common shares and common stock equivalents outstanding	917	917	917	917

Diluted earnings per common share	$0.21	$0.18	$0.38	$0.28

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of loans and deposits in such a way that cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. We, as well as the regulatory authorities, monitor our liquidity on a periodic basis. As of June 30, 2003, our liquidity ratios were considered satisfactory.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2003. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for us and the Bank as of June 30, 2003 are as follows:

	Actual

	Newnan	Newnan
	Coweta	Coweta	Regulatory
	Bancshares, Inc.	Bank	Requirements

Leverage capital ratio	10.01%	9.79%	5.00%
Risk-based capital ratios:
Core capital	12.10	11.83	6.00
Total capital	13.31	13.04	10.00

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $9,743,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

The bank anticipates opening its first branch in fall, 2003.

Financial Condition

Total assets at June 30, 2003, were approximately $100,572,000 as compared to $85,932,000 as of December 31, 2002, which represents a 17.04% increase. During the six month period ended June 30, 2003, we increased our loan portfolio by approximately $9,186,000. Our loan to deposit ratio was 88% and 93% as of June 30, 2003 and December 31, 2002, respectively. Funding for these loans was provided by new deposits totaling $14,878,000 during the six-month period ending June 30, 2003.

Funds in excess of loan and other operational demands are held primarily in overnight federal funds sold and investment securities. As of June 30, 2003, we had $9,307,000 in overnight federal funds sold and $6,624,000 in investment securities. We expect to continue to purchase investment securities and overnight federal funds sold as the loan growth stabilizes and opportunities appropriate to our overall asset and liability strategies and goals present themselves. We expect continued growth in assets and liabilities during the remainder of 2003. We will monitor the growth in all categories to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital level is adequate to maintain our current growth.

Our capital increased to $9,669,000 as of June 30, 2003 as compared to $9,300,000 as of December 31, 2002. The increase is due to net income for the six months ended June 30, 2003 of $351,000 and unrealized gains in the securities portfolio of $18,500 for the same period.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to remain profitable, we must increase the amount of earning assets so that net interest income along with non-interest income is sufficient to cover normal operating expenses incurred in a banking operation and the bank’s provision for loan losses.

Net income for the three and six month periods ended June 30, 2003 was $190,000 and $351,000, respectively. Net interest income for the three and six months ended June 30, 2003, was $889,000 and $1,675,000, respectively, which resulted in a net interest margin for the three and six month periods ended June 30, 2003 of 4.00% and 3.83%, respectively.

Net income for the three and six month periods ended June 30, 2002 was $166,000 and $260,000 respectively. Net interest income for the three and six months ended June 30, 2002, was $666,000 and $1,264,000, respectively, which resulted in a net interest margin for the three and six month periods ended June 30, 2002 of 4.15% and 4.11%, respectively.

The allocation to the provision for loan losses decreased by $5,000 and $32,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases are due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. We incurred net charge-offs of $-0- for the six months ended June 30, 2003. There were no charge-offs during the six months ended June 30, 2002. The allowance for loan losses as a percentage of total loans was 1.21% as of June 30, 2003 compared to 1.22% at December 31, 2002.

Information with respect to non-accrual, past due and restructured loans at June 30, 2003 and 2003 is as follows:

	June 30,

	2003	2002

	(Dollars in Thousands)
Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	16	45
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in Thousands)
Average amount of loans outstanding	$73,842	$51,720

Balance of allowance for loan losses at beginning of period	$854	$612

Loans charged off
Commercial and financial	0	51
Real estate mortgage	1	0
Installment	1	27

	2	78

Loans recovered
Commercial and financial	0	20
Real estate mortgage	2	0
Installment	0	1

	2	21

Net charge-offs	0	57

Additions to allowance charged to operating expense during period	110	142

Balance of allowance for loan losses at end of period	$964	$697

Ratio of net loans charged off during the period to average loans outstanding	0%	.11%

Other income has increased by $62,000 for the three months ended June 30, 2003 as compared to the same period in 2002 due to increased service charges on deposit accounts. Other income has increased by $120,000 for the six months ended June 30, 2003 as compared to the same period in 2002 due primarily to increased mortgage origination fees. No sales of securities occurred during 2002. During the first quarter of 2003, the Bank realized $5,000 in gains on sales of securities available for sale.

The increase in service charge income for the three and six month periods ended June 30, 2003 as compared to the same period in 2002 is directly related to the overall growth of our deposit base during those time periods.

Other expenses increased by $157,000 and $266,000 for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facility and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

For the three and six months ended June 30, 2003, salaries and employee benefits have increased $92,000 and $136,000, respectively, as compared to the same periods in 2002 due to an increase in the number of full time equivalent employees to 25 at June 30, 2003 from 16 at June 30, 2002 and to other annual salary increases. Occupancy and equipment expenses increased $10,000 and $25,000 for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 due to increased costs associated with our banking facility. Data processing expenses increased $23,000 and $39,000 for the three and six months ended June 30, 2003, respectively, compared to the same period in 2002 due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and six months ended June 30, 2003 by $32,000 and $66,000, respectively, as compared to the same period in 2002 due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

No income taxes were accrued for the three and six months ended June 30, 2002, because of previous operating losses carried forward to date. Income taxes for the three and six months ended June 30, 2003 were accrued at $109,000 and $206,000 respectively.

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

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2003 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 28, 2003 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i) The Company’s shareholders voted on the election of five Class II directors each to serve for a three-year term.

	For	Against	Abstain

Robert E. Cordle, Jr.	583,578	650	700
Bob B. Mann, Jr.	584,178	350	400
J. Walker Moody	583,978	450	500
Donald L. Sprayberry, Jr.	583,678	850	400
Woodie T. Wood, Jr.	583,328	1,300	300

The other director whose term of office as a director continued after the meeting are Joe S. Crain, Jr. (Class I), Otis F. Jones, III (Class I), James B. Kimsey (Class I), Dennis H. McDowell, II (Class I),Melvin Samuels (Class I), Douglas T. Daviston (Class III), David LaGuardia (Class III), Theo D. Mann (Class III), James Van S. Mottola (Class III) and Jennifer J. Thomasson, (Class III).

(ii)  Ratification of the appointment of McNair, McLemore, Middlebrook & Company as the Company’s’ independent auditor. The results of the vote were 583,178 votes cast “For”; 150 votes cast “Against”; and 1,600 votes “Abstained.”

(iii)  No other business came before the shareholders.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K was filed with the Securities and Exchange Commission on April 10, 2003 as required for notification of a change in the company’s auditor. McNair, McLemore, Middlebrook and Company were engaged by the company as auditor and ratified by shareholders at the annual meeting held on May 28, 2003. A Form 8-K/A was filed on April 17, 2003 relating to the same matter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE August 14, 2003	BY: /s/ James B. Kimsey James B. Kimsey, President and C.E.O. (Principal Executive Officer)

DATE: August 14, 2003	BY: /s/ Ann B. Bledsoe, Sr. Ann B. Bledsoe, Sr. Vice President (Principal Financial and Accounting Officer)