Form 10QSB
period 2003-09-30
NEWNAN COWETA BANCSHARES INC
filed 2003-11-13
CIK 1157282

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
Yes [X]    No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of
November 7, 2003: 900,000 no par value.

Transitional Small Business Disclosure Format Yes [   ]     No [X]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements (unaudited)	3-7
Item 2. Management’s Discussion and Analysis or Plan of Operation	8-12
Item 3. Controls and Procedures	12
Part II Other Information
Item 1. Legal Proceedings	13
Item 2. Changes in Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

PART I – FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$1,739
Federal funds sold	4,333
Securities available-for-sale, at fair value	5,795
Loans	93,764
Less allowance for loan losses	1,125

92,639
Premises and equipment	2,948
Other assets	1,137

Total assets	$108,591

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$8,134
Interest bearing	89,982

Total deposits	98,116
Other borrowings	—
Other liabilities	653

Total liabilities	98,769

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Undivided Profits	778
Accumulated other comprehensive income	64

Total stockholders’ equity	9,822

Total liabilities and stockholders’ equity	$108,591

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2003	2002	2003	2002

Interest income
Loans	$1,546	$1,115	$4,100	$2,990
Taxable securities	59	96	201	273
Federal funds sold	16	11	52	36

Total interest income	1,621	1,222	4,353	3,299

Interest expense
Deposits	575	490	1,632	1,302
Other borrowings	—	—	—	1

Total interest expense	575	490	1,632	1,303

Net interest income	1,046	732	2,721	1,996
Provision for loan losses	163	112	273	254

Net interest income after provision for loan losses	883	620	2,448	1,742

Other income
Service charges on deposit accounts	65	51	180	136
Gain on sale of securities available for sale	—	—	5	—
Other operating income	47	8	144	20

Total other income	112	59	329	156

Other expenses
Salaries and employee benefits	340	233	952	709
Equipment and occupancy expenses	57	67	213	198
Data processing expenses	89	58	237	167
Other operating expenses	161	109	470	352

Total other expenses	647	467	1,872	1,426

Income before income taxes	348	212	905	472
Income taxes	129	—	335	—

Net income	219	212	570	472

Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during period	(63)	95	(45)	6
Reclassification adjustment for realized gains	—	—	(3)	—

Other comprehensive gain (loss)	(63)	95	(48)	6

Comprehensive income	$156	$307	$522	$478

Basic earnings per share	$.24	$.24	$.63	$.52

Diluted earnings per share	$.24	$.23	$.62	$.51

Cash dividends per share	$—	$—	$—	$—

     The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
(Dollars in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$570	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112	111
Provision for loan losses	273	254
Gain on sale of securities available for sale	(5)	—
Increase in interest receivable	(41)	(60)
Increase in interest payable	39	52
Net other operating activities	166	(115)

Net cash provided by operating activities	1,114	714

INVESTING ACTIVITIES
Purchase of securities available for sale	—	(6,956)
Proceeds from sale of securities available for sale	2,011	—
Proceeds from maturities of securities available for sale	1,345	2,598
Purchase of restricted equity securities	(128)	(38)
Net increase in federal funds sold	(4,333)	(670)
Net decrease in interest bearing deposits at banks	1,090
Net increase in loans	(23,179)	(18,864)
Purchase of premises and equipment	(388)	(55)

Net cash used in investing activities	(23,582)	(23,985)

FINANCING ACTIVITIES
Net increase in deposits	22,640	21,894
Net decrease in federal funds purchased	(397)	—

Net cash provided by financing activities	22,243	21,894

Net increase (decrease) in cash and due from banks	(225)	(1,377)
Cash and due from banks at beginning of period	1,964	3,054

Cash and due from banks at end of period	$1,739	$1,677

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$1,593	$1,251
Income taxes	$546	$(14)

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

The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3.	STOCK COMPENSATION PLANS

At September 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock options vest annually during June; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is presented in the following table. Stock warrants vest annually during December and were fully vested as of December 31, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income	$219	$212	$570	$472
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	24	24

Pro forma net income	$219	$212	$546	$448

Earnings per share:
Basic - as reported	$0.24	$0.24	$0.63	$0.52

Basic - pro forma	$0.24	$0.24	$0.61	$0.50

Diluted - as reported	$0.24	$0.23	$0.62	$0.51

Diluted - pro forma	$0.24	$0.23	$0.60	$0.49

NOTE 4.	EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three- and nine-month periods ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income	$219	$212	$570	$472

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	17	17	17	17

Total weighted average common shares and common stock equivalents outstanding	917	917	917	917

Diluted earnings per common share	$0.24	$0.23	$0.62	$0.51

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is our discussion and analysis of certain significant factors, which have affected our financial position and operating results and those of our subsidiary, Newnan Coweta Bank, during the periods included in the accompanying financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis or Plan of Operation” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Newnan Coweta Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of loans and deposits in such a way that cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. We, as well as the regulatory authorities, monitor our liquidity on a periodic basis. As of September 30, 2003, our liquidity ratios were considered satisfactory.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2003. However, as we continue to grow and the loan portfolio increases, these ratios will continue to adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of September 30, 2003 are as follows:

		Actual

	Newnan	Newnan
	Coweta	Coweta	Regulatory
	Bancshares, Inc.	Bank	Requirements

Leverage capital ratio	9.36%	9.31%	5.00%
Risk-based capital ratios:
Core capital	10.20	10.14	6.00
Total capital	11.37	11.32	10.00

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $15,332,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at September 30, 2003, were approximately $108,591,000 as compared to $85,932,000 as of December 31, 2002, which represents a 26.37% increase. During the nine month period ended September 30, 2003, we increased our loan portfolio by approximately $23,208,000. Our loan to deposit ratio was 95.68% as of September 30, 2003 compared to 93.62% at December 31, 2002. Funding for these loans was provided by new deposits totaling $22,639,000 during the nine month period ending September 30, 2003.

Funds raised in excess of loan and other operational demands are held primarily in overnight federal funds sold and investment securities. As of September 30, 2003, we had $4,333,000 in overnight federal funds sold and $5,795,000 in investment securities, which is a 5.92% increase over December 31, 2002 for these two items. We expect to continue to purchase investment securities and overnight federal funds sold as the loan growth stabilizes and opportunities appropriate to our overall asset and liability strategies and goals present themselves. We expect continued growth in assets and liabilities during the remainder of 2003. We will monitor the growth in all categories to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital level is adequate to maintain our current growth.

Our capital increased to $9,822,000 as of September 30, 2003 as compared to $9,300,000 as of December 31, 2002. The increase is due to net income for the nine months ended September 30, 2003 of $570,000 and a decrease in the unrealized gains in the securities portfolio of $48,000 for the same period.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

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

Net income for the three- and nine-month periods ended September 30, 2003 was $219,000 and $570,000, respectively. Net interest income for the three- and nine months ended September 30, 2003, was $1,046,000 and $2,721,000, respectively, which resulted in a net interest margin for the three and nine month periods ended September 30, 2003 of 4.17% and 3.97%, respectively.

Net income for the three and nine-month periods ended September 30, 2002 was $212,000 and $472,000, respectively. Net interest income for the three and nine months ended September 30, 2002, was $732,000 and $1,996,000, respectively, which resulted in a net interest margin for the three and nine month periods ended September 30, 2002 of 3.74% and 3.42%, respectively.

Allocation to the provision for loan losses increased by $51,000 and $19,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increases are due to growth of the loan portfolio and maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. Charge-offs for 2003 through September 30, totaled $5,967. We incurred net charge-offs of $65,000 for the nine months ended September 30, 2002. The allowance for loan losses as a percentage of total loans was 1.20% as of September 30, 2003 compared to 1.21% at September 30, 2002.

Information with respect to non-accrual, past due and restructured loans at September 30, 2003 and 2002 is as follows:

	September 30,

	2003	2002

	(Dollars in Thousands)

Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	5
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)

Average amount of loans outstanding	$78,088	$55,173

Balance of allowance for loan losses at beginning of period	$854	$612

Loans charged off
Commercial and financial	0	51
Real estate mortgage	1	3
Installment	5	33

	6	87

Loans recovered
Commercial and financial	0	21
Real estate mortgage	1	0
Installment	3	1

	4	22

Net charge-offs	2	65

Additions to allowance charged to operating expense during period	273	254

Balance of allowance for loan losses at end of period	$1,125	$801

Ratio of net loans charged off during the period to average loans outstanding	.0025%	.1200%

Other income increased by $53,000 and $173,000 for the three months and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due primarily to fees generated from originating mortgage loans and increased service charges on deposit accounts. During the first quarter of 2003, the bank realized $5,000 in gains on sales of securities available for sale. No sales of securities occurred during 2002.

The increase in service charge income for the three and nine month periods ended September 30, 2003 as compared to the same period in 2002 is directly related to the overall growth of our deposit base during those time periods.

Other expenses increased by $180,000 and $446,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same period in 2002 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets and due to increased data processing expenses associated with the overall deposit and asset growth and other expenses associated with the bank’s ongoing growth.

The following is a discussion of the changes in the components of other expenses. For the three and nine months ended September 30, 2003, salaries and employee benefits have increased $107,000 and $243,000, respectively, as compared to the same periods in 2002 due to an increase in the number of full time equivalent employees to 27 at September 30, 2003 from 18 at September 30, 2002 and to other annual salary increases. Occupancy and equipment expenses decreased by $10,000 for the three month period ended September 30, 2003, but increased by $15,000 for the nine month period then ended, as compared to the same periods in 2002. Increased depreciation and other costs associated with our new banking facility account for the differences. Data processing expenses increased $31,000 and $70,000 for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002 due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and nine months ended September 30, 2003 by $52,000 and $118,000, respectively, as compared to the same period in 2002, due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

No income taxes were accrued for the three and nine months ended September 30, 2002 because of previous operating losses carried forward to date. Income taxes for the three and nine months ended September 30, 2003 were accrued at $129,000 and $335,000 respectively.

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We also are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that our disclosure controls and procedures are effective. During the third quarter of 2003 there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

Date: November 7, 2003	/s/ James B. Kimsey

James B. Kimsey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2003	/s/ Ann B. Bledsoe

Ann B. Bledsoe
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)