Form 10KSB
period 2003-12-31
NEWNAN COWETA BANCSHARES INC
filed 2004-03-30
CIK 1157282

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33221

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

Common Stock
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

     Revenues for the Registrant’s fiscal year ended December 31, 2003 total $6,504,295.

     The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2004 was approximately $7,014,446. There were 900,000 shares of Common Stock outstanding as of March 15, 2004.

     Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

NEWNAN COWETA BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Employees

      As of February 1, 2004, the Company and the Bank had 28 full-time equivalent employees of whom 27 are full-time and 2 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good.

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

      Four major regional banks, with a total of nine branches, represent approximately 70% of the deposits in the Coweta County market. These financial institutions have greater resources and lending limits than the

Bank. There are several credit unions located in Coweta County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and securities brokerage firms, some of which are not subject to the same degree of regulation as the Bank.

      The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank focuses its resources to seek out and attract small business relationships and take advantage of the Bank’s ability to provide flexible service that meets the needs of this customer class. Management feels this market niche is the most promising business area for the future growth of the Bank.

Supervision and Regulation

General

      The Company is subject to state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

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

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitate interstate branching and permit the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is five years.

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

      The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

•	lending, exchanging, transferring or investing for others;

•	safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

•	providing financial, investment or economic advice;

•	issuing or selling interests in pools of assets that a bank could hold directly;

•	underwriting, dealing in or making markets in securities; and

•	engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

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

      With few exceptions, in order to exercise the powers granted to it under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act’s requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least “satisfactory” at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

Payment of Dividends

      The Company is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

      If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Prompt Corrective Action” herein. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

      Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2003, the Bank could pay $429,000 in dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

      The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2003, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.19% and 9.98%, respectively.

      In addition, the Federal Reserve has established minimum “leverage ratio” guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Bank’s leverage ratio as of December 31, 2003 was 8.32%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

      The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Reserve, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2003. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” herein.

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

      In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed a requirement for the Bank to maintain a leverage ratio of not less than 8.0% during the first three years of the Bank’s operation. Following the expiration of this initial period, the Bank became subject to a 6.0% primary capital ratio. Such standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses.

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

      Under the regulations, an FDIC-insured bank will be:

•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

      An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank’s total assets at the time it became “undercapitalized” and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is subject to certain limitations relating to so-called “brokered” deposits.

      As of December 31, 2003, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

Recent Significant Changes in Banking Laws and Regulations

      International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

      Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person’s identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or money laundering activities. The rules also limit a financial institution’s liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted to address corporate and accounting fraud. The act established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

      The Sarbanes-Oxley Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Item 2.	Description of Property

      As of December 31, 2003, the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Property for the Downtown Branch located at 60 Salbide Avenue, Newnan, Georgia 30263 is leased by the Bank with a purchase option.

Item 3.	Legal Proceedings

      The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that such claims against the Bank are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition. At December 31, 2003, management was not aware of any legal actions against the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

PART II

Item 5.	Market for the Common Equity and Related Stockholder Matters

Market Information

      Morgan Keegan is the market maker for the Company’s stock which trades on the pink sheets under the symbol NWCB. Subsequent to the initial offering, shares have been traded infrequently; therefore, information available as to prices at which common stock has traded is limited. Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The data contained in the table below was compiled from information furnished to management from The Seawell Group, an office of Morgan Keegan. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock

	Estimated Price
	Range Per Share

	High	Low

2003:
First Quarter	$11.50	$12.00
Second Quarter	$12.00	$12.00
Third Quarter	$12.50	$12.50
Fourth Quarter	$12.00	$11.00
2002:
First Quarter	$12.00	$12.00
Second Quarter	$12.00	$12.00
Third Quarter	$12.50	$10.50
Fourth Quarter	$12.00	$11.50

Holders

      There were approximately 665 holders of record of the common stock as of December 31, 2003.

Dividends

      The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has not paid any cash dividends to date.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights (a)	Rights (b)	in Column (a)) (c)

Equity compensation plans approved by security holders	45,000	$10.00	105,000
Equity compensation plans not approved by security holders	40,000	$10.00	-0-

Total	85,000	$10.00	105,000

Recent Sales of Unregistered Securities

      The Company has sold no unregistered securities within the past three years.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

      The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Newnan Coweta Bank, at December 31, 2003 and 2002 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

Forward-Looking Statements

      We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this Annual Report on Form 10-KSB, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Critical Accounting Policies

      We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to consolidated financial statements at December 31, 2003 which are included in this Annual Report on Form 10-KSB.

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

Overview

      The year 2003 was highlighted by significant loan and deposit growth. Our primary market area of Coweta County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

Off-Balance Sheet Arrangements

      Off-balance sheet arrangements are generally contractual arrangements involving an entity that is not consolidated with the Company under which the Company has or in the future may have (i) any obligation under a direct or indirect guarantee or similar arrangement; (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement; (iii) derivative arrangements, to the extent that their fair value is not fully reflected as a liability or an asset in the Company’s financial statements or (iv) any other obligation, including contingent obligations, that are not fully reflected in the Company’s financial statements.

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

      The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For a summary of the Company’s off-balance sheet arrangements, see Note 10, “Commitments and Contingencies,” to consolidated financial statements attached hereto.

Financial Condition at December 31, 2003 and 2002

      The following is a summary of our balance sheets for the periods indicated:

	December 31,

	2003	2002

	(Dollars in thousands)
Cash and due from banks	$1,800	$1,964
Interest-bearing deposits in banks	—	1,090
Federal funds sold	5,223	—
Securities	5,482	9,562
Loans, net	96,748	69,731
Premises and equipment	3,219	2,672
Other assets	1,174	913

	$113,646	$85,932

Total deposits	$102,973	$75,477
Federal funds purchased	—	397
Other borrowings	—	—
Other liabilities	571	758
Stockholders’ equity	10,102	9,300

	$113,646	$85,932

      As of December 31, 2003, we had total assets of $113.6 million, an increase of 32% over December 31, 2002. Total interest-earning assets were $107.4 million at December 31, 2003, or 94% of total assets, which was the same as the percentage as at December 31, 2002. Our primary interest-earning assets at December 31, 2003 were loans, which made up 90% of total interest-earning assets as compared to 87% at December 31, 2002. Our loan to deposit ratio was 94% at December 31, 2003, as compared to 93% at December 31, 2002. Deposit growth of $27.4 million has been used primarily to fund loan growth of $27 million.

      Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $5.5 million at December 31, 2003, compared to $9.6 million at December 31, 2002.

      At December 31, 2003, 80% of our loan portfolio was collateralized, primarily by real estate located in our market area of Coweta County and surrounding counties. A breakdown of our real estate loan portfolio as at December 31, 2003 is as follows: Our construction and land development loans, which comprise 28% of the real estate loan portfolio, consisted of loans primarily collateralized by one- to four-family residential properties. Real estate loans secured by one- to four-family residential properties comprised 9% of the real estate loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties totaled 62% of the real estate loan portfolio. We generally require that loans collateralized by real estate not exceed 80% of the collateral value.

      The remaining 20% of the loan portfolio consists of commercial, consumer and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

      The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no significant indications of a downturn in the local economy.

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

      Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

      Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory at December 31, 2003.

      At December 31, 2003, we had loan commitments outstanding of $13.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2003, we had arrangements with two commercial banks for additional short-term advances of $4.4 million.

      At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders’ equity increased in 2003 due to net income of $858,000, which was offset by a decrease in accumulated other comprehensive income in the amount of $56,000, net of the related tax effect. Other comprehensive income consists of unrealized gains and losses on securities available for sale. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of regulatory capital ratios.

      The primary source of funds available to our holding company is the payment of dividends by our subsidiary bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank’s regulatory agency. At December 31, 2003, the bank can pay approximately $429,000 dividends without regulatory approval.

      The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for our holding company and subsidiary bank as of December 31, 2003 are as follows:

	Actual

	Newnan Coweta	Newnan	Regulatory
	Bancshares, Inc.	Coweta Bank	Requirements

Leverage capital ratio	8.32%	8.31%	5.00%
Risk-based capital ratios:
Core capital	9.98%	9.97%	6.00%
Total capital	11.19%	11.18%	10.00%

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

Effects of Inflation

      The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our investment committee which oversees our asset-liability management, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Bank’s interest rate sensitive assets and liabilities, see the “Asset/Liability Management” section.

Results of Operations for the Years Ended December 31, 2003 and 2002

      The following is a summary of our operations for the years indicated.

	Years Ended
	December 31,

	2003	2002

	(Dollars in
	thousands)
Interest income	$6,061	$4,686
Interest expense	2,202	1,842

Net interest income	3,859	2,844
Provision for loan losses	366	311
Other income	443	225
Other expenses	2,574	1,938

Pretax income	1,362	820
Income taxes	504	125

Net income	$858	$695

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

      The net yield on average interest-earning assets was 4.02% in 2003, as compared to 4.06% in 2002. Average loans increased by $24.2 million, which was the primary change in average interest-earning assets that increased overall by $25.7 million. The rate earned on average interest-earning assets decreased to 6.32% in 2003 from 6.69% in 2002. Average interest-bearing liabilities increased by $23.8 million, with average time deposits accounting for the majority of this increase. The rate paid on average interest-bearing liabilities decreased to 2.64% in 2003, as compared to 3.10% in 2002.

Provision for Loan Losses

      The provision for loan losses was $366,000 in 2003, as compared to $311,000 in 2002. The increase is due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. The allowance for loan losses as a percentage of total loans was 1.24% as of December 31, 2003, compared to 1.21% at December 31, 2002.

Other Income

      Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $443,000 in 2003, as compared to $225,000 in 2002, resulting in an increase of $218,000. The increase is primarily due to mortgage origination fees generated from the mortgage origination department which was established during 2003, and increase in service charges on deposit accounts related to overall deposit growth. Gains on sales of securities were $5,000 during 2003 and $-0- during 2002.

Other Expenses

      Other expenses were $2,574,000 in 2003, as compared to $1,938,000 in 2002, or an increase of $636,000. Salaries and employees’ benefits increased by $369,000 due to an increase in the number of full time equivalent employees to 28 at December 31, 2003 from 21 at December 31, 2002, and due to other annual salary increases. Equipment and occupancy expenses increased by $33,000 due to increased depreciation and occupancy costs of our new branch office located in downtown Newnan, Georgia, which was completed in November, 2003. Other operating expenses increased by $236,000, due primarily to increased data processing costs of $92,000 and increased directors’ fees of $75,000. The increases in all other operating expenses were directly related to the overall growth of the Bank.

Income Taxes

      Income tax expense was $504,000 for the year ended December 31, 2003, which resulted in an effective tax rate of 37% as compared to $125,000 for the year ended December 31, 2002.

Asset/Liability Management

      Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

      Our asset/liability mix is monitored on a regular basis. The objective of our policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will re-price or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

      At December 31, 2003, our cumulative one-year interest rate-sensitivity gap ratio was 110%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will re-price during this period at a rate faster than our interest-earning liabilities.

      The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates.

		After	After
		Three	One
		Months	Year but
	Within	but	Within	After
	Three	Within	Five	Five
	Months	One Year	Years	Years	Total

	(Dollars in thousands)
Interest-earning assets:
FHLB & FRB Stock	$452	$—	$—	$—	$452
Federal Funds Sold	5,223	—	—	—	5,223
Securities	1,211	2,003	2,256	11	5,481
Loans	75,431	7,259	15,400	13	98,103

	$82,317	$9,262	$17,656	$24	$109,259

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	$33,007	$—	$—	$—	$33,007
Time deposits	13,462	36,141	20,363	—	69,966
Federal funds purchased	—	—	—	—	—

	$46,469	$36,141	$20,363	$—	$102,973
Interest rate sensitivity gap	$35,848	$(26,879)	$(2,707)	$24	$6,286

Cumulative interest rate sensitivity gap	$35,848	$8,969	$6,262	$6,286

Interest rate sensitivity gap ratio	1.77	0.26	0.87	—

Cumulative interest rate sensitivity gap ratio	1.77	1.10	1.06	1.08

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

      The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

Distribution of Assets, Liabilities, and Stockholders’ Equity:

Interest Rates and Interest Differentials

	2003			2002

	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates

	(Dollars in thousands)
Cash and due from banks	$1,910	$—	—%	$1,477	$—	—%
Taxable securities	6,817	255	3.74	8,382	382	4.56
Unrealized gains on securities	149	—	—	97	—	—
Federal funds sold	6,272	67	1.06	3,158	51	1.61
Loans(2)(3)	82,704	5,739	6.94	58,455	4,253	7.28
Allowance for loan losses	(995)	—	—	(728)	—	—
Other assets	3,493	—	—	3,069	—	—

	$100,350			$73,910

Total interest-earning assets	$95,942	$6,061	6.32%	$70,092	$4,686	6.69%

Noninterest-bearing demand	$6,697	$—	—%	$5,110	$—	—%
Interest-bearing demand and savings	19,662	253	1.29	18,984	345	1.82
Time deposits	63,576	1,948	3.06	40,365	1,496	3.71

Total deposits	$89,935	$2,201		$64,459	$1,841
Other borrowings	34	1	2.94	34	1	2.94
Other liabilities	682	—	—	480	—	—
Stockholders’ equity(4)	9,699	—	—	8,937	—	—

	$100,350			$73,910

Total interest-bearing liabilities	$83,272	$2,202	2.64%	$59,383	$1,842	3.10%

Net interest income		$3,859			$2,844

Net interest spread			3.68%			3.59%

Net yield on average interest-earning assets			4.02%			4.06%

(1)	Average balances were determined using the daily average balances.

(2)	Includes non-accrual loans with average balances of $2,136 and $9,638 for the years ended December 31, 2003 and 2002, respectively.

(3)	Interest and fees on loans includes $527,000 and $457,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively. There was no interest income recognized on non-accrual loans during 2003 or 2002.

(4)	Average unrealized gains on securities available-for-sale are included in stockholders’ equity, net of tax.

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

	Year Ended December 31,
	2003 vs. 2002
	Changes Due To:

	Rate	Volume	Net

	(Dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(197)	$1,683	$1,486
Interest on taxable securities	(69)	(58)	(127)
Interest on federal funds sold	(17)	33	16

Total interest income	(283)	1,658	1,375

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	(101)	9	(92)
Interest on time deposits	(258)	710	452
Interest on other borrowings	—	—	—

Total interest expense	(359)	719	360

Net interest income	$76	$939	$1,015

Investment Portfolio

      The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,

	2003	2002

	(Dollars in
	thousands)
U.S. Government agencies	$4,863	$7,006
Mortgage backed securities	619	2,556

	$5,482	$9,562

Maturities

      The amounts of debt securities in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

			After One Through		After Five Through
	One Year or Less		Five Years		Ten Years

	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

U.S. Government agencies	$2,696	2.87%	$2,167	4.07%	$—	—%
Mortgage backed securities	—	—	619	4.30%	—	—

	$2,696	2.87%	$2,785	4.12%	$—	—%

	After Ten Years		Total

	Amount	Yield(1)	Amount	Yield(1)

U.S. Government agencies	$—	—%	$4,863	3.36%
Mortgage backed securities	—		619	4.30%

	$—	%	$5,481	3.47%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

Loan Portfolio

Types of Loans

      The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,

	2003	2002

	(Dollars in thousands)
Commercial	$17,214	$9,051
Real estate construction	20,680	17,572
Real estate mortgage	57,177	41,164
Consumer installment and other	3,026	2,884

	98,097	70,671
Deferred loan fees	(131)	(86)
Allowance for loan losses	(1,218)	(854)

Net loans	$96,748	$69,731

Maturities and Sensitivities of Loans to Changes in Interest Rates

      Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in thousands)

Commercial
One year or less	$10,248
After one through five years	6,966
After five years	-0-

$17,214

Construction
One year or less	$19,226
After one through five years	1,454
After five years	-0-

$20,680

Other
One year or less	$24,822
After one through five years	31,801
After five years	3,580

$60,203

$98,097

      The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in thousands)

Predetermined interest rates	$15,977
Floating or adjustable interest rates	27,205

$43,182

Risk Elements

      Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2003 and 2002 is as follows:

	December 31,

	2003	2002

	(Dollars in
	thousands)
Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current, about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

      Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

	December 31,

	2003	2002

	(Dollars in thousands)
Average amount of loans outstanding	$82,704	$58,455

Balance of allowance for loan losses at beginning of year	$854	$612

Loans charged off Commercial	0	51
Real estate mortgage	2	3
Installment	5	40

	7	94

	December 31,

	2003	2002

	(Dollars in thousands)
Loans recovered
Commercial	0	21
Real estate mortgage	2	—
Installment	3	4

	5	25

Net charge-offs	2	69

Additions to allowance charged to operating expense during year	366	311

Balance of allowance for loan losses at end of year	$1,218	$854

Ratio of net loans charged off during the year to average loans outstanding	.0012%	.12%

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

      Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2003		December 31, 2002
	Percent of Loans in		Percent of Loans
	Each Category to		in Each Category
	Total Loans		to Total Loans

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial	$212	17%	$111	13%
Real estate — construction	272	22	214	25
Real estate — mortgage	697	57	495	58
Consumer installment and other	37	4	34	4

	$1,218	100%	$854	100%

Deposits

      Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits is presented below. (1)

	Years Ended December 31,

	2003		2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest-bearing demand	$6,697	—%	$5,110	—%
Interest-bearing demand and savings	19,662	1.29	18,984	1.82
Time deposits	63,576	3.06	40,365	3.71

	$89,935		$64,459

(1)	Average balances were determined using the daily average balances during the year.

      The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three months through twelve months, and (3) over twelve months.

(Dollars in thousands)

Three months or less	$5,143
Over three months through twelve months	13,862
Over twelve months	5,056

Total	$24,061

Return on Assets and Stockholders’ Equity

      The following rate of return information for the year indicated is presented below.

	Year Ended
	December 31,

	2003	2002

Return on assets(1)	.86%	.94%
Return on equity(2)	8.85%	7.78%
Dividend payout ratio(3)	—	—
Equity to assets ratio(4)	9.67%	12.09%

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average equity divided by average total assets.

Contractual Obligations

      The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table discloses aggregate information about their contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2003.

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-Term Debt	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	106	0	85	21	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0
Total	106	0	85	21	0

Item 7.	Financial Statements

      The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included as Exhibit 99.1 hereto and are incorporated herein by reference.

      Independent Auditor’s Report on the consolidated financial statements

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Income for the years ended December 31, 2003 and 2002

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2003 and 2002

      Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective as of April 14, 2003, the Company’s Audit Committee dismissed Mauldin & Jenkins, LLC as its auditor and engaged McNair, McLemore, Middlebrooks & Company, LLP, as its new independent auditor for the fiscal year ending December 31, 2003. The purpose of this action was to allow the Company to engage Mauldin & Jenkins, LLC for non-audit services that are not permitted by the Company’s outside auditor under new rules promulgated by the Securities and Exchange Commission.

      The reports of Mauldin & Jenkins, LLC on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      There were no disagreements with Mauldin & Jenkins, LLC during the Company’s two most recent fiscal years on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Mauldin & Jenkins, LLC, would have caused Mauldin & Jenkins, LLC to make reference to any such matters in their reports. During the fiscal years ended December 31, 2002 and December 31, 2003, there were no “reportable events” to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

      A copy of the letter from Mauldin & Jenkins, LLC, dated April 14, 2003, stating whether it agrees with the above statements, is filed as Exhibit 16.1 to the Current Report on Form 8-K/ A filed by the Company on April 17, 2003, and is incorporated herein by reference.

      On April 14, 2003, the Company’s Audit Committee engaged McNair, McLemore, Middlebrooks & Company, LLP, as the Company’s independent auditors for the fiscal year ending December 31, 2003, to audit the Company’s financial statements. During the Company’s two most recent fiscal years, the Company did not consult McNair, McLemore, Middlebrooks & Company, LLP, on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 8A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	Directors and Executive Officers of the Registrant

      The information appearing under the heading “Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2004 Proxy Statement”) relating to the annual meeting of shareholders of the Company, expected to be held June 2, 2004, is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company’s chief executive officer and senior financial officers, a copy of which is attached to this Form 10-KSB as Exhibit 14.

Item 10.	Executive Compensation

      The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2004 Proxy Statement is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information appearing under the heading “Ownership of Common Stock” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

      The information appearing under the caption “Related Party Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit
No.	Description

2.1	Reorganization Agreement dated April 12, 2001 by and among the Registrant, Newnan Coweta Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)
3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)
10.1	2001 Incentive Stock Option Plan (filed as Exhibit 10.1 of Registrant’s Form 10-KSB previously filed with the Commission on March 29, 2002 and incorporated herein by reference)*
10.2	Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to the Registrant’s Form 10-SB previously filed with the Commission on April 30, 2001 and incorporated herein by reference)*
14	Code of Ethics for CEO and Senior Financial Officers
16	Letter on changes in certifying accountant (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A previously filed with the Commission on April 17, 2003 and incorporated herein by reference)
21	Subsidiaries of the Registrant
23	Consent of McNair, McLemore, Middlebrooks & Co, LLP.
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Statements

*	Denotes a management contract or compensatory plan or arrangement.

      (b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2003.

Item 14.	Principal Accountant Fees and Services

      The information appearing under the heading “Independent Public Accountants” in the 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

By:	/s/ JAMES B. KIMSEY

James B. Kimsey
President and Chief Executive Officer

Date: March 17, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. KIMSEY James B. Kimsey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2004

/s/ ANN B. BLEDSOE Ann B. Bledsoe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2004

/s/ ROBERT E. CORDLE Robert E. Cordle	Director	March 17, 2004

/s/ JOE S. CRAIN, JR. Joe S. Crain, Jr.	Director	March 17, 2004

/s/ DOUGLAS T. DAVISTON Douglas T. Daviston	Director	March 17, 2004

/s/ OTIS F. JONES Otis F. Jones	Director	March 17, 2004

/s/ DAVID LAGUARDIA David LaGuardia	Director	March 17, 2004

/s/ BOB B. MANN, JR. Bob B. Mann, Jr.	Director	March 17, 2004

/s/ THEO D. MANN Theo D. Mann	Director	March 17, 2004

/s/ DENNIS H. MCDOWELL, II Dennis H. McDowell, II	Director	March 17, 2004

Signature	Title	Date

/s/ J. WALKER MOODY J. Walker Moody	Director	March 17, 2004

/s/ JAMES VAN S. MOTTOLA James Van S. Mottola	Director & Chairman of the Board	March 17, 2004

/s/ MELVIN SAMUELS Melvin Samuels	Director	March 17, 2004

/s/ DONALD L. SPRAYBERRY, JR. Donald L. Sprayberry, Jr.	Director	March 17, 2004

/s/ JENNIFER J. THOMASSON Jennifer J. Thomasson	Director	March 17, 2004

/s/ WOODIE T. WOOD Woodie T. Wood	Director	March 17, 2004

EXHIBIT INDEX

Exhibit
No.	Description

14	Code of Ethics for CEO and Senior Financial Officers
21	Subsidiaries of the Registrant
23	Consent of McNair, McLemore, Middlebrooks & Co, LLP.
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consolidated Financial Report