Form 10QSB
period 2004-03-31
NEWNAN COWETA BANCSHARES INC
filed 2004-05-14
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               From the transition period from                     to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Number of shares outstanding of the issuer’s sole class of common equity, as of May 1, 2004: 900,000; no par value.

Transitional Small Business Disclosure Format            Yes [  ] No [ X ]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$3,014
Federal funds sold	7,049
Securities available-for-sale, at fair value	4,404
Loans	101,709
Less allowance for loan losses	1,265

Loans, net	100,444
Premises and equipment	3,606
Other assets	1,190

Total assets	$119,707

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$9,027
Interest bearing	99,284

108,311
Other liabilities	1,059

Total liabilities	109,370

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained earnings	1,295
Accumulated other comprehensive income	62

Total stockholders’ equity	10,337

Total liabilities and stockholders’ equity	$119,707

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Interest income
Loans	$1,699	$1,210
Taxable securities	48	77
Federal funds sold	14	8

Total interest income	1,761	1,295

Interest expense
Deposits	561	508
Other borrowings	—	—

Total interest expense	561	508

Net interest income	1,200	787
Provision for loan losses	36	54

Net interest income after provision for loan losses	1,164	733

Other income
Service charges on deposit accounts	69	52
Gain on sale of securities available for sale	—	5
Other operating income	74	62

Total other income	143	119

Other expenses
Salaries and employee benefits	420	296
Equipment and occupancy expenses	119	79
Data processing expenses	47	70
Other operating expenses	215	147

Total other expenses	801	592

Income before income taxes	506	260
Income tax expense	188	97

Net income	318	163

Other comprehensive loss:
Unrealized loss (gain) on securities available for sale arising during period	7	(13)

Comprehensive income	$325	$150

Basic earnings per share	$.35	$.18

Diluted earnings per share	$.35	$.18

Cash dividends per share	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$318	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49	41
Provision for loan losses	36	54
Gain on sale of securities available for sale	—	(5)
Decrease in interest receivable	23	(11)
Increase in interest payable	39	17
Net other operating activities	317	(516)

Net cash provided by (used by) operating activities	782	(257)

INVESTING ACTIVITIES
Increase in interest bearing deposits in banks	—	1,090
Proceeds from sale of securities available for sale	—	2,006
Proceeds from maturities securities of available for sale	1,089	603
Net (increase) decrease in federal funds sold	(1,826)	(6,513)
Purchase of Federal Home Loan Bank Stock	—	(104)
Net increase in loans	(3,732)	(4,010)
Purchase of premises and equipment	(436)	(38)

Net cash used in investing activities	(4,905)	(6,966)

FINANCING ACTIVITIES
Net increase in deposits	5,337	7,545

Net cash provided by financing activities	5,337	7,545

Net increase in cash and due from banks	1,214	322
Cash and due from banks at beginning of period	1,800	1,964

Cash and due from banks at end of period	$3,014	$2,286

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

The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or stock warrants vested during the three months ended March 31, 2004 or 2003; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands, except per
	share amounts)
Net income	$318	$163

Weighted average common shares outstanding	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	17	17

Total weighted average common shares and common stock equivalents outstanding	917	917

Diluted earnings per share	$0.35	$0.18

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the period included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend” or other similar words and expressions of the future. Our actual results may differ significantly from the results described in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at March 31, 2004 were as follows:

	Actual		Minimum
			Regulatory
	Consolidated	Bank	Requirement
Leverage capital ratios	8.84%	8.82%	4.00%
Risk-based capital ratios:
Core capital	9.73%	9.71%	4.00%
Total capital	10.92%	10.90%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2004
(Dollars in Thousands)
Commitments to extend credit	$15,352
Letters of credit	18

$15,370

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$3,014	$1,800
Federal funds sold	7,049	5,223
Securities	4,404	5,482
Loans, net	100,444	96,748
Premises and equipment	3,606	3,219
Other assets	1,190	1,174

	$119,707	$113,646

Deposits	$108,311	$102,973
Other borrowings	-0-	-0-
Other liabilities	1,059	571
Stockholders’ equity	10,337	10,102

	$119,707	$113,646

Our total assets grew by 5.33% for the first quarter of 2004. Deposit growth of $5.338 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings decreased to 92.7% at March 31, 2004 from 93.95% at December 31, 2003, while loan demand in our primary market area of Coweta County, Georgia continues to be strong. Our total equity increased by $235,000, consisting of year-to-date net income of $318,000 plus an increase in unrealized gains on securities available for sale, net of tax, of $7,000, offset by declared dividend of $90,000.

A loan production office was opened in Peachtree City, Georgia in March of 2003. Peachtree City is located in adjoining Fayette County which is currently experiencing high growth. In March of 2004, the Bank began negotiations to purchase land for the construction of a branch office in Peachtree City. Management believes expansion in this market improves the bank’s lending opportunities.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$1,761	$1,295
Interest expense	561	508

Net interest income	1,200	787
Provision for loan losses	36	54
Other income	143	119
Other expense	801	592

Pretax income	506	260
Income taxes	188	97

Net income	$318	$163

Our net interest income increased by $413,000 during the first quarter of 2004 as compared to the same period in 2003. Our net interest margin increased to 4.81% during the first quarter of 2004 as compared to 3.80% during the first quarter of 2003. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The increase in net interest margin is due to favorable pricing of rates and fees on loans and an increase of yields on loans to 6.81% in the first quarter of 2004 as compared to 6.71% in the first quarter of 2003. The cost of funds has decreased as well, as deposits re-priced as they have matured. Our cost of funds decreased to 2.13% in the first quarter of 2004 as compared to 2.61% in the first quarter of 2003.

The provision for loan losses decreased by $18,000 in the first quarter of 2004 as compared to the same period in 2003. The amounts provided are indicative of our assessment of the inherent risk in the portfolio. There were no non-accrual loans at March 31, 2004. There were no loans past due ninety days or more and still accruing interest at March 31, 2004. We identified no loans in our portfolio, as of March 31, 2004, with more than the normal risks; therefore, management believes the $1,265,000 in the allowance for loan losses at March 31, 2004, or 1.24% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at March 31, 2004 and 2003 is as follows:

	March 31,
	2004	2003
	(Dollars in Thousands)
Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This determination is made when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, and management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the repayment terms of such loans.

Information regarding certain loans and allowance for loan loss data for the quarters ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$99,756	$72,152

Balance of allowance for loan losses at beginning of period	$1,218	$854

Loans charged off
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

	—	—

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(11)	—

	(11)	—

Net charge-offs (recoveries)	(11)	—

Additions to allowance charged to operating expense during period	36	54

Balance of allowance for loan losses at end of period	$1,265	$908

Ratio of net loans charged off during the period to average loans outstanding	.0%	.0%

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

Other income increased in the first quarter of 2004 as compared to the same period in 2003 by $24,000 due primarily to increased service charges on deposit accounts of $17,000.

Other expenses increased in the first quarter of 2004 as compared to the same period in 2003 by $209,000 due to increased salaries and employee benefits of $124,000, increased equipment and occupancy expenses of $40,000 and increased other operating expenses of $45,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 30 at March 31, 2004 from 23 at March 31, 2003 and to other annual salary increases. The increase in the number of employees is due to our overall growth. The increases in equipment and occupancy expenses and other operating expenses are due to the new branch office in downtown Newnan, Georgia, our loan production office expenses in Peachtree City, Georgia and our overall growth.

We recorded income tax expense of $188,000 in the first quarter of 2004 as compared to $97,000 in the first quarter of 2003. The rate of tax as a percentage of pretax income was 37.2% and 37.3%, respectively.

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

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no changes in the Company’s internal control over financial reporting in the first quarter of 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the first quarter of 2004 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the first quarter of 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the first quarter of 2004.

ITEM 5.	OTHER INFORMATION.

The Company has declared a dividend payable on June 1, 2004 for shareholders of record as of March 31, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)
DATE: May 14, 2004	BY: /s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: May 14, 2004	BY: /s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)