Form 10QSB
period 2004-06-30
NEWNAN COWETA BANCSHARES INC
filed 2004-08-16
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ________ to __________

COMMISSION FILE NUMBER: 000-33221

NEWNAN COWETA BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State of Incorporation)	58-2655471 (I.R.S. Employer Identification No.)

145 MILLARD FARMER INDUSTRIAL BLVD.
NEWNAN, GEORGIA 30263
(Address of principal executive offices)(Zip Code)

(770) 683-6222
(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Number of shares outstanding of the issuer’s sole class of common equity, as of August 1, 2004: 900,000; no par value.

Transitional Small Business Disclosure Format         Yes [   ]   No [ X ]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$2,455
Federal funds sold	5,419
Securities available-for-sale, at fair value	4,226
Loans	107,522
Less allowance for loan losses	1,338

	106,184
Premises and equipment	4,321
Other assets	3,320

Total assets	$125,925

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$9,939
Interest bearing	105,051

Total Deposits	114,990
Other borrowings	-0	-
Other liabilities	317

Total liabilities	115,307
Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained Earnings	1,624
Accumulated other comprehensive income	14

Total stockholders’ equity	10,618
Total liabilities and stockholders’ equity	$125,925

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$1,774	$1,344	$3,471	$2,554
Taxable securities	40	65	90	142
Federal funds sold	12	28	26	36

Total interest income	1,826	1,437	3,587	2,732

Interest expense
Deposits	586	548	1,146	1057
Other borrowings	—	—	—	—

Total interest expense	586	548	1,146	1,057

Net interest income	1,240	889	2,441	1,675
Provision for loan losses	78	56	114	110

Net interest income after provision for loan losses	1,162	833	2,327	1,565

Other income
Service charges on deposit accounts	71	60	140	115
Gain on sale of securities available for sale	—	—	—	5
Other operating income	93	50	167	97

Total other income	164	110	307	217

Other expenses
Salaries and employee benefits	416	328	836	612
Equipment and occupancy expenses	112	77	231	156
Data processing expenses	96	78	178	148
Other operating expenses	184	161	365	309

Total other expenses	808	644	1,610	1,225

Income before income taxes	518	299	1,024	557
Income taxes	189	109	377	206

Net income	329	190	647	351

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	(48)	32	(41)	18

Comprehensive income	$281	$222	$606	$369

Basic earnings per share	$.37	$.21	$.72	$.39

Diluted earnings per share	$.35	$.21	$.70	$.38

Cash dividends per share	$.10	$—	$.10	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(Dollars in thousands)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$647	$351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99	77
Provision for loan losses	114	110
Increase in interest receivable	(19)	(8)
Increase (decrease) in interest payable	(22)	(41)
Net other operating activities	(278)	(81)

Net cash provided by operating activities	541	408

INVESTING ACTIVITIES
Purchase of securities available for sale	(394)	—
Proceeds from sale of securities available for sale	—	2,008
Proceeds from maturities of securities available for sale	1,538	903
Purchase of restricted equity securities	(27)	(128)
Net decrease in interest bearing deposits at banks	—	1090
Net increase in federal funds sold	(196)	(9,307)
Net increase in loans	(9,551)	(9,183)
Purchase of land, premises and equipment	(1,202)	(113)
Purchase of bank owned life insurance	(2,000)	—

Net cash used in investing activities	(11,832)	(14,730)

FINANCING ACTIVITIES
Net increase in deposits	12,036	14,877
Decrease in federal funds purchased	—	(397)
Cash Dividends Paid	(90)	—

Net cash provided by financing activities	11,946	14,480

Net increase (decrease) in cash and due from banks	655	158
Cash and due from banks at beginning of period	1,800	1,964

Cash and due from banks at end of period	$2,455	$2,122

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$1,168	$1,098
Income taxes	$637	$458

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

The results of operations for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At June 30, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock options vest annually during June; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is presented in the following table. Stock warrants vested each year during December and were fully vested as of December 31, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$329	$190	$647	$351
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	24	24	24	24

Pro forma net income	$305	$166	$623	$327

Earnings per share:
Basic – as reported	$0.37	$0.21	$0.72	$0.39

Basic – pro forma	$0.34	$0.18	$0.69	$0.36

Diluted – as reported	$0.35	$0.21	$0.70	$0.38

Diluted – pro forma	$0.33	$0.18	$0.67	$0.36

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$329	$190	$647	$351

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	24	17	24	17

Total weighted average common shares and common stock equivalents outstanding	924	917	924	917

Diluted earnings per common share	$0.35	$0.21	$0.70	$0.38

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003, as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios, on a consolidated and bank-only basis, at June 30, 2004 were as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement
Leverage capital ratios	8.66%	8.63%	4.00%
Risk-based capital ratios:
Core capital	10.51%	9.36%	4.00%
Total capital	12.10%	10.54%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2004
(Dollars in Thousands)
Commitments to extend credit	$11,728
Letters of credit	18

$11,746

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30,		December 31,
	2004		2003
	(Dollars in Thousands)
Cash and due from banks	$2,455		$1,800
Federal funds sold	5,419		5,223
Securities	4,226		5,482
Loans, net	106,184		96,748
Premises and equipment	4,321		3,219
Other assets	3,320		1,174

	$125,925		$113,646

Deposits	$114,990		$102,973
Other borrowings	-0	-	-0	-
Other liabilities	317		571
Stockholders’ equity	10,618		10,102

	$125,925		$113,646

Our total assets grew by 10.82% for the six month period ended June 30, 2004. Deposit growth of $12.017 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings decreased to 93.48% at June 30, 2004 from 95.13% at December 31, 2003, while loan demand in our primary market area of Coweta County, Georgia continues to be strong. Real estate adjacent to the bank’s main office was purchased for future expansion. Our total equity increased by $516,000 to $10,618,000 as of June 30, 2004, from $10,102,000 as of December 31, 2003, consisting of year-to-date net income of $647,000 plus a decrease in unrealized gains on securities available for sale, net of tax, of $41,000, offset by dividends paid in the amount of $90,000.

The bank purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for June 30, 2004 in the amount of $2,007,144.00.

A loan production office was opened in Peachtree City, Georgia, in March of 2003. Peachtree City is located in adjoining Fayette County which is currently experiencing high growth. In March of 2004, the Bank began negotiations to purchase land for the construction of a branch office in Peachtree City. The Bank anticipates opening a full-service branch in Peachtree City in the first quarter of 2005. Management believes expansion in this market improves the Bank’s lending opportunities.

Results of Operations For The Three and Six Months Ended June 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Interest income	$1,826	$1,437	$3,587	$2,732
Interest expense	586	548	1,146	1,057

Net interest income	1,240	889	2,441	1,675
Provision for loan losses	78	56	114	110
Other income	164	110	307	217
Other expense	808	644	1,610	1,225

Pretax income	518	299	1,024	557
Income taxes	189	109	377	206

Net income	329	190	647	351

Our net income increased by $139,000 and $296,000 during the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003, and our net interest income increased by $351,000 and $766,000 during the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.29% and 4.31% during the three and six months ended June 30, 2004, respectively, as compared to 4.00% and 3.83% for the same periods in 2003. The increase in net interest income is primarily due to the increased volume of average loans outstanding. The increase in net interest margin is due to decreased cost of funds which was 2.12% in second quarter of 2004 as compared to 2.59% in second quarter 2003. Yields on loans for second quarter 2004 and 2003 were 6.75% and 6.95%, respectively.

The provision for loan losses increased by $22,000 and $4,000 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. The increases are due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. There were no non-accrual loans at June 30, 2004. There were no loans past due ninety days or more and still accruing interest at June 30, 2004. We identified no loans in our portfolio, as of June 30, 2004, with more than the normal risks; therefore, management believes the $1,338,000 in the allowance for loan losses at June 30, 2004, or 1.24% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at June 30, 2004 and 2003 is as follows:

	June 30,
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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2004 and 2003 is as follows:

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$102,796	$73,842

Balance of allowance for loan losses at beginning of period	$1,218	$854

Loans charged off
Commercial and financial	—	—
Real estate mortgage	—	1
Installment	14	1

	14	2

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	2
Installment	20	—

	20	2

Net charge-offs (recoveries)	6	—

Additions to allowance charged to operating expense during period	114	110

Balance of allowance for loan losses at end of period	$1,338	$964

Ratio of net loans charged off during the period to average loans outstanding	.001%	.0%

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

Total other income increased by $54,000 and $90,000 respectively for the three and six months ended June 30, 2004 as compared to the same periods in 2003 due to increased service charges on deposit accounts and increased mortgage origination fees.

Other expenses increased by $164,000 and $385,000 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facilities and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

For the three and six months ended June 30, 2004, salaries and employee benefits have increased $88,000 and $224,000, respectively, as compared to the same periods in 2003 due to an increase in the number of full time equivalent employees to 34 at June 30, 2004 from 25 at June 30, 2003 and to other annual salary increases. Occupancy and equipment expenses increased $35,000 and $75,000 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003 due to increased costs associated with our banking facilities, including our new location in downtown Newnan, Georgia and the loan production office located in Peachtree City, Georgia. Data processing expenses increased $18,000 and $30,000 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and six months ended June 30, 2004 by $23,000 and $56,000, respectively, as compared to the same periods in 2003 due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

Income taxes for the three and six months ended June 30, 2004 were accrued at $189,000 and $377,000 respectively and $109,000 and $206,000 respectively for the same periods of 2003.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no changes in the Company’s internal control over financial reporting in the second quarter of 2004 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the second quarter of 2004 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the second quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 2, 2004 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i)	The Company’s shareholders voted on the election of five Class III directors each to serve for a three-year term.

	For	Against	Abstain
Douglas T. Daviston	607,512	250	1,200
David LaGuardia	607,562	300	1,100
Theo D. Mann	608,412	350	200
James Van S. Mottola	608,662	300	0
Jennifer J. Thomasson	607,812	150	1,000

The other directors whose terms of office as a director continued after the meeting are Robert E. Cordle, Jr. (Class II), Joe S. Crain, Jr. (Class I), Otis F. Jones, III (Class I), James B. Kimsey (Class I), Dr. Bob Baker Mann, Jr. (Class II) Dennis H. McDowell, II (Class I),Melvin Samuels (Class I), J. Walker Moody (Class II), Donald L. Sprayberry, Jr. (Class II), and Woodie T. Wood, Jr. (Class II).

(ii) Ratification of the appointment of McNair, McLemore, Middlebrooks & Company as the Company’s independent auditor. The results of the vote were 608,512 votes cast “For”; 150 votes cast “Against”; and 300 votes “Abstained.”

(iii) No other business came before the shareholders.

ITEM 5. OTHER INFORMATION.

None.

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

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: August 12, 2004	BY:	/s/ James B. Kimsey

James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: August 12, 2004	BY:	/s/ Ann B. Bledsoe

Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)