Form 10QSB
period 2004-09-30
NEWNAN COWETA BANCSHARES INC
filed 2004-11-15
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from    _______________   to    _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No   [   ]

Number of shares outstanding of the issuer’s sole class of common equity, as of November 10, 2004: 900,000; no par value.

Transitional Small Business Disclosure Format   Yes  [  ]  No [ X ]

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)
(Dollars in thousands)

Assets
Cash and due from banks	$5,684
Federal funds sold	5,373
Securities available-for-sale, at fair value	4,188
Loans	114,068
Less allowance for loan losses	1,432

112,636
Premises and equipment	4,339
Other assets	3,437

Total assets	$135,657

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$10,367
Interest bearing	108,668

Total Deposits	119,035
Other borrowings	5,000
Other liabilities	631

Total liabilities	124,666
Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained Earnings	1,970
Accumulated other comprehensive income	41

Total stockholders’ equity	10,991
Total liabilities and stockholders’ equity	$135,657

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

(Dollars in thousands, except per share amounts)
	Three Months	Three Months	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,
	2004	2003	2004	2003
Interest income
Loans	$1,943	$1,546	$5,414	$4,100
Taxable securities	44	59	134	201
Federal funds sold	13	16	39	52

Total interest income	2,000	1,621	5,587	4,353

Interest expense
Deposits	635	575	1,781	1,632
Other borrowings	9	—	9	—

Total interest expense	644	575	1,790	1,632

Net interest income	1,356	1,046	3,797	2,721
Provision for loan losses	94	163	208	273

Net interest income after provision for loan losses	1,262	883	3,589	2,448

Other income
Service charges on deposit accounts	72	65	212	180
Gain on sale of securities available for sale	—	—	—	5
Other operating income	81	57	248	179

Total other income	153	122	460	364

Other expenses
Salaries and employee benefits	456	350	1,292	987
Equipment and occupancy expenses	114	57	345	213
Data processing expenses	101	89	279	237
Other operating expenses	192	161	557	470

Total other expenses	863	657	2,473	1,907

Income before income taxes	552	348	1,576	905
Income taxes	205	129	582	335

Net income	347	219	994	570

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	27	(63)	(14)	(45)
Reclassification adjustment for realized gain	—	—	—	(3)

Other comprehensive gain (loss)	27	(63)	(14)	(48)

Comprehensive income	$374	$156	$980	$522

Basic earnings per share	$.39	$.24	$1.10	$.63

Diluted earnings per share	$.38	$.24	$1.08	$.62

Cash dividends per share	$—	$—	$.10	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 2004 AND 2003
(Unaudited)
(Dollars in thousands)

	Nine Months	Nine Months
	Ended Sept 30,	Ended Sept 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$994	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152	112
Provision for loan losses	208	273
Gain on sale of securities available for sale	—	(5)
Increase in interest receivable	(64)	(41)
Increase (decrease) in interest payable	37	39
Net other operating activities	(50)	166

Net cash provided by operating activities	1,277	1,114

INVESTING ACTIVITIES
Purchase of securities available for sale	(1,791)	—
Proceeds from sale of securities available for sale	—	2,011
Proceeds from maturities of securities available for sale	2,998	1,345
Purchase of restricted equity securities	(67)	(128)
Net decrease in interest bearing deposits at banks	—	1,090
Net increase in federal funds sold	(150)	(4,333)
Net increase in loans	(16,096)	(23,179)
Purchase of bank owned life insurance	(2,000)	—
Purchase of land, premises and equipment	(1,271)	(388)

Net cash used in investing activities	(18,377)	(23,582)

FINANCING ACTIVITIES
Net increase in deposits	16,074	22,640
Net increase (decrease) in FHLB advance	5,000	—
Decrease in federal funds purchased	—	(397)
Cash dividends paid	(90)	—

Net cash provided by financing activities	20,984	22,243

Net increase (decrease) in cash and due from banks	3,884	(225)
Cash and due from banks at beginning of period	1,800	1,964

Cash and due from banks at end of period	$5,684	$1,739

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$1,744	$1,593
Income taxes	$845	$546

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

The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At September 30, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock options vest annually during June; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is presented in the following table. Stock warrants vested each year during December and were fully vested as of December 31, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$347	$219	$994	$570
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	24	24

Pro forma net income	$347	$219	$970	$546

Earnings per share:
Basic – as reported	$0.39	$0.24	$1.10	$0.63

Basic – pro forma	$0.39	$0.24	$1.08	$0.61

Diluted – as reported	$0.38	$0.24	$1.08	$0.62

Diluted – pro forma	$0.38	$0.24	$1.05	$0.60

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December, 2004.

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income	$347	$219	$994	$570

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	24	17	24	17

Total weighted average common shares and common stock equivalents outstanding	924	917	924	917

Diluted earnings per common share	$0.38	$0.24	$1.08	$0.62

NEWNAN COWETA BANCSHARES, INC.
AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. We do not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, other funding sources or investment portfolio maturities. We actively manage the levels, types and maturities of our earning assets, in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2004, our liquidity was adequate under guidelines established by regulatory authorities and remains adequate to meet our operating and loan funding requirements.

We, also, are committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our strategy to achieve this goal is to retain sufficient earnings, while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards required to be maintained by banks. These regulations set minimum requirements of 4.0% for “Tier-1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier-1” leverage ratio.

At September 30, 2004, our capital ratios exceeded the regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios, on a consolidated and bank-only basis, at September 30, 2004 were as follows:

	Actual		Minimum
			Regulatory
	Consolidated	Bank	Requirement
Tier-1 Leverage capital ratios	8.53%	8.52%	4.00%
Risk-based capital ratios:
Tier-1 capital	9.12%	9.11%	4.00%
Total capital	10.31%	10.30%	8.00%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2004
(Dollars in Thousands)
Commitments to extend credit	$16,336
Letters of credit	583

$16,919

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$5,684	$1,800
Federal funds sold	5,373	5,223
Securities	4,188	5,482
Loans, net	112,636	96,748
Premises and equipment	4,339	3,219
Other assets	3,437	1,174

	$135,657	$113,646

Deposits	$119,035	$102,973
Other borrowings	5,000	-0-
Other liabilities	631	571
Stockholders’ equity	10,991	10,102

	$135,657	$113,646

Our total assets grew by 19.37% for the nine month period ended September 30, 2004. Deposit growth of $16.062 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings decreased to 90.81% at September 30, 2004, from 93.95% at December 31, 2003. While loan demand in our primary market area of Coweta and Fayette Counties, Georgia continues to be strong, the ratio had declined due to an advance from the Federal Home Loan Bank in the amount of $5,000,000 which had not been drawn upon in the same period of 2003. Real estate adjacent to the Bank’s main office was purchased for future expansion and purchase of land for the Peachtree City Branch increased our investment in premises and equipment by $1,124,000. Our total equity increased by $889,000 to $10,991,000 as of September 30, 2004, from $10,102,000 as of December 31, 2003, consisting of year-to-date net income of $994,000 plus a decrease in unrealized gains on securities available for sale, net of tax, of $15,000, offset by dividends paid in the amount of $90,000.

The Bank purchased insurance policies on the lives of a certain group of employees. These insurance policies are owned solely by the Bank and constitute assets of the Bank which are available to its general creditors. The policies accumulate asset values which are available to meet future liabilities of the Bank, including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of this Bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for September 30, 2004 in the amount of $2,028,576.

A loan production office was opened in Peachtree City, Georgia, in March of 2003. Peachtree City is located in adjoining Fayette County, which is currently experiencing high growth. The Bank finalized purchase of land in Peachtree City, Georgia for the construction of a full-service branch office, which management anticipates opening by the end of first quarter of 2005. Management believes expansion in this market improves the Bank’s lending opportunities.

Results of Operations For The Three and Nine Months Ended September 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)
Interest income	$2,000	$1,621	$5,587	$4,353
Interest expense	644	575	1,790	1,632

Net interest income	1,356	1,046	3,797	2,721
Provision for loan losses	94	163	208	273
Other income	153	122	460	364
Other expense	863	657	2,473	1,907

Pretax income	552	348	1,576	905
Income taxes	205	129	582	335

Net income	$347	$219	$994	$570

Our net income increased by $128,000 and $424,000 during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, and our net interest income increased by $310,000 and $1,076,000 during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.52% and 4.38% during the three and nine months ended September 30, 2004, respectively, as compared to 4.17% and 3.97% for the same periods in 2003. The increase in net interest income is primarily due to the increased volume of average loans outstanding. The increase in net interest margin is due to decreased cost of funds, which was 2.16% through third quarter 2004, as compared to 2.53% through third quarter 2003. Yields on loans through third quarter 2004 and 2003 were 6.83% and 7.00%, respectively.

The provision for loan losses decreased by $69,000 and $65,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The decreases are due to maintaining our allowance for loan losses at a level based upon the application of our methodology for the monthly calculation of our allowance for loan loss. There were no non-accrual loans at September 30, 2004. Further, at September 30, 2004, there were no loans past due ninety days or more which were still accruing interest. We identified no loans in our portfolio, as of September 30, 2004, with more than the normal risks; therefore, management believes the $1,432,000 in the allowance for loan losses at September 30, 2004, or 1.26% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at September 30, 2004 and 2003 is as follows:

	September 30,
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

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, that have not been included in the table above, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, and management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the repayment terms of such loans.

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$105,701	$78,088

Balance of allowance for loan losses at beginning of period	$1,219	$854

Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	1
Installment	14	5

	14	6

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	1
Installment	19	3

	19	4

Net charge-offs (recoveries)	(5)	2

Additions to allowance charged to operating expense during period	$208	$273

Balance of allowance for loan losses at end of period	$1,432	$1,125

Ratio of net loans charged off during the period to average loans outstanding	.0000%	.0025%

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

Total other income increased by $31,000 and $96,000, respectively, for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, due to increased service charges on deposit accounts and increased mortgage origination fees.

Other expenses increased by $206,000 and $566,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facilities, and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

For the three and nine months ended September 30, 2004, salaries and employee benefits have increased $106,000 and $305,000, respectively, as compared to the same periods in 2003, due to an increase in the number of full time equivalent employees to 37 at September 30, 2004, from 27 at September 30, 2003, and to other annual salary increases. Occupancy and equipment expenses increased $57,000 and $132,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to increased costs associated with our banking facilities, including our new location in downtown Newnan, Georgia and the loan production office located in Peachtree City, Georgia. Data processing expenses increased $12,000 and $42,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and nine months ended September 30, 2004, by $31,000 and $87,000, respectively, as compared to the same periods in 2003, due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

Income taxes for the three and nine months ended September 30, 2004, were accrued at $205,000 and $582,000, respectively, and $129,000 and $335,000, respectively, for the same periods of 2003.

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

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no changes in the Company’s internal control over financial reporting in the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the third quarter of 2004 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the third quarter of 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: November 10, 2004	BY: /s/ James B. Kimsey

James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: November 10, 2004	BY: /s/ Ann B. Bledsoe

Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)