Form 10KSB
period 2004-12-31
NEWNAN COWETA BANCSHARES INC
filed 2005-03-29
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues for the Registrant’s fiscal year ended December 31, 2004 total $8,397,100.

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on March 16, 2005 was approximately $7,076,880. There were 900,000 shares of Common Stock outstanding as of March 16, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

NEWNAN COWETA BANCSHARES, INC.

Annual Report on Form 10-KSB

For the Fiscal Year Ended December 31, 2004

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

The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain nonbanking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

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

Employees

As of February 1, 2005, the Company and the Bank had 37 full-time equivalent employees, of whom 34 are full-time and 6 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good.

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

Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. Bank holding companies are also generally prohibited from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall within this category include acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling certain types of credit insurance, and performing certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the safety and soundness of any bank subsidiary of that bank holding company.

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

The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

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

Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2004, the Bank could pay $680,876 in dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid, low-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2004, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 10.00% and 8.75%, respectively.

In addition, the Federal Reserve has established minimum “leverage ratio” guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2004 was 8.29%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation (“FDIC”), which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2004. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

As of December 31, 2004, the Bank had the requisite capital levels to qualify as “adequately capitalized.”

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

The FDIC may terminate the insurance of the deposits of the Bank upon finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition the FDIC has imposed.

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

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004, the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Property for the Downtown Branch located at 60 Salbide Avenue, Newnan, Georgia 30263 is leased by the Bank with a purchase option. The loan production office located at 401 West Park Court, Peachtree City, Georgia 30269 is leased by the Bank.

ITEM 3. LEGAL PROCEEDINGS

The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that such claims against the Bank are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition. At December 31, 2004, management was not aware of any legal actions against the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Morgan Keegan is the market maker for the Company’s stock which trades on the pink sheets under the symbol NWCB. Subsequent to the initial offering, shares have been traded infrequently; therefore, information available as to prices at which common stock has traded is limited. Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The data contained in the table below was compiled from information furnished to management from The Seawell Group, an office of Morgan Keegan. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

	Estimated Price Range Per Share
2004:	High	Low
First Quarter	$13.00	$11.00
Second Quarter	$14.00	$12.00
Third Quarter	$15.00	$15.00
Fourth Quarter	$15.00	$15.00

2003:	High	Low
First Quarter	$11.50	$12.00
Second Quarter	$12.00	$12.00
Third Quarter	$12.50	$12.50
Fourth Quarter	$12.00	$11.00

Holders

There were approximately 668 holders of record of the common stock as of December 31, 2004.

Dividends

The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has paid $90,000 in cash dividends to date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	45,000	$10.00	105,000
Equity compensation plans not approved by security holders	40,000	$10.00	-0-
Total	85,000	$10.00	105,000

Recent Sales of Unregistered Securities

The Company has sold no unregistered securities within the past three years.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Newnan Coweta Bank, at December 31, 2004 and 2003 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this Annual Report or Form 10-KSB, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 which are included in this Annual Report on Form 10-KSB.

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

OVERVIEW

The year 2004 was highlighted by significant loan and deposit growth. Our primary market area of Coweta County, Georgia continues to grow, and we are strategically positioned to take advantage of that growth. The area’s growth should provide a base for continued profitability.

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

FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$2,379	$1,800
Federal funds sold	5,633	5,223
Securities	4,108	5,482
Loans, net	121,710	96,748
Premises and equipment	4,339	3,219
Other assets	3,623	1,174

	$141,792	$113,646

Total deposits	$125,006	$102,973
Other borrowed funds	5,000	—
Other liabilities	445	571
Stockholders’ equity	11,341	10,102

	$141,792	$113,646

As of December 31, 2004, we had total assets of $141.8 million, an increase of 24.76% over December 31, 2003. Total interest-earning assets were $131.5 million at December 31, 2004, or 92.71% of total assets, which declined from 94.55% at December 31, 2003. Our primary interest-earning assets at December 31, 2004 were loans, which made up 92.59% of total interest-earning assets as compared to 90.04% at December 31, 2003. Our loan to deposit ratio was 98.65% at December 31, 2004, as compared to 95.14% at December 31, 2003. Deposit growth of $22 million has been used primarily to fund loan growth of $25 million.

Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $4.1 million at December 31, 2004, compared to $5.5 million at December 31, 2003.

At December 31, 2004, eighty percent of our loan portfolio was collateralized, primarily by real estate located in our market area of Coweta County and surrounding counties. A breakdown of our real estate loan portfolio as at December 31, 2004 is as follows: Our construction and land development loans, which comprise twenty-eight percent of the real estate loan portfolio, consisted of loans primarily collateralized by one-to-four family residential properties. Real estate loans secured by one-to-four family residential properties comprised nine percent of the real estate loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties totaled sixty-two percent of the real estate loan portfolio. We generally require that loans collateralized by real estate not exceed eighty percent of the collateral value.

The remaining twenty percent of the loan portfolio consists of commercial, consumer and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or nonexisting collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no significant indications of a downturn in the local economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed twenty-five percent of the Bank’s statutory capital and unsecured loan relationships that exceed fifteen percent of the Bank’s statutory capital.

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

Our liquidity and capital resources are monitored on a periodic basis by management, state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory at December 31, 2004.

At December 31, 2004, we had loan commitments outstanding of $26 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2004, we had arrangements with two commercial banks for additional short-term advances of $4.4 million.

At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders’ equity increased in 2004 due to net income of $1,362,000, which was offset by a decrease in accumulated other comprehensive income in the amount of $33,002, net of the related tax effect and payment of our first ever dividend totaling $90,000. Other comprehensive income consists of unrealized gains and losses on securities available for sale. For regulatory purposes, the net unrealized gains and losses on securities available for sale are excluded in the computation of regulatory capital ratios.

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2004, the bank can pay approximately $681,000 dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 2004 are as follows:

	Actual
	Newnan Coweta Bancshares, Inc.	Newnan Coweta Bank	Regulatory Requirements
Leverage capital ratio	8.29%	8.28%	5.00%
Risk-based capital ratios:
Core capital	8.75%	8.74%	6.00%
Total capital	10.00%	9.98%	10.00%

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short- and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

We are not aware of any other known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

The impact of inflation on banks differs from its impact on nonfinancial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our investment committee which oversees our asset-liability management, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Bank’s interest rate sensitive assets and liabilities, see the “Asset/Liability Management” section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$7,760	$6,061
Interest expense	2,521	2,202

Net interest income	5,239	3,859
Provision for loan losses	382	366
Other income	637	443
Other expenses	3,344	2,574

Pretax income	2,150	1,362
Income taxes	788	504

Net income	$1,362	$858

NET INTEREST INCOME

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

The net yield on average interest-earning assets was 4.40% in 2004, as compared to 4.02% in 2003. Average loans increased by $26.5 million, which was the primary change in average interest-earning assets that increased overall by $23.2 million. The rate earned on average interest-earning assets increased to 6.51% in 2004 from 6.32% in 2003. Average interest-bearing liabilities increased by $21.9 million, with average time deposits accounting for the majority of this increase. The rate paid on average interest-bearing liabilities decreased to 2.39% in 2004, as compared to 2.64% in 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $382,000 in 2004, as compared to $366,000 in 2003. The increase is due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. The allowance for loan losses as a percentage of total loans was 1.30% as of December 31, 2004, compared to 1.24% at December 31, 2003.

NONINTEREST INCOME

Noninterest income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Noninterest income was $637,000 in 2004, as compared to $443,000 in 2003, resulting in an increase of $194,000. The increase is primarily due to mortgage origination fees generated from the mortgage origination department which was established during 2003, increase in service charges on deposit accounts related to overall deposit growth and recognition of income generated from Bank Owned Life Insurance. Gains on sales of securities were $0 during 2004 and $5,000 during 2003.

NONINTEREST EXPENSES

Noninterest expenses were $3,344,000 in 2004, as compared to $2,574,000 in 2003, or an increase of $770,000. Salaries and employees’ benefits increased by $438,000 due to an increase in the number of full time equivalent employees to 37 at December 31, 2004 from 28 at December 31, 2003, other annual salary increases, and increased costs of employee benefits. Equipment and occupancy expenses increased by $153,000 due to increased depreciation and occupancy costs of our new branch office located in downtown Newnan, Georgia, which was completed in November 2003, and lease expense for our loan production office in Peachtree City, Georgia. Other expenses increased by $178,000, due primarily to increased data processing costs of $63,000, increase telephone and communications cost of $20,000 and increased accounting fees of $23,500. The increases in all other expenses were directly related to the overall growth of the Bank.

INCOME TAXES

Income tax expense was $788,000 for the year ended December 31, 2004, which resulted in an effective tax rate of 36.6% as compared to $504,000 for the year ended December 31, 2003.

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

At December 31, 2004, our cumulative one-year interest rate-sensitivity gap ratio was 110%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will re-price during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
FHLB & FRB Stock	$722	$—	$—	$—	$722
Federal Funds Sold	5,633	—	—	—	5,633
Securities	—	—	4,108	—	4,108
Loans	82,386	13,311	25,562	2,212	123,471

	88,741	13,311	29,670	2,212	133,934

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	25,295	—	—	—	25,295
Time deposits	18,928	24,337	46,179	—	89,444
Other borrowed funds	5,000	—	—	—	5,000

	49,223	24,337	46,179	—	119,739

Interest rate sensitivity gap	$39,518	$(11,026)	$(16,509)	$2,212	$14,195

Cumulative interest rate sensitivity gap	$39,518	$28,492	$11,983	$14,195

Interest rate sensitivity gap ratio	1.80	0.54	0.64	—

Cumulative interest rate sensitivity gap ratio	1.80	1.39	1.10	1.12

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

	2004			2003
	(dollars in thousands)
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
Cash and due from banks	$2,249	—	—%	$1,910	$—	—%
Taxable securities	4,805	183	3.81	6,817	255	3.74
Unrealized gains on securities	61	—	—	149	—	—
Federal funds sold	5,160	66	1.29	6,272	67	1.06
Loans (2) (3)	109,171	7,510	6.88	82,704	5,739	6.94
Allowance for loan losses	(1,335)	—	—	(995)	—	—
Other assets	6,406			3,493	—	—

	$126,517			$100,350

Total interest-earning assets	$119,197	7,759	6.51%	$95,942	$6,061	6.32%

Noninterest-bearing demand	$9,459	—	—%	$6,697	$—	—%
Interest-bearing demand and savings	25,732	336	1.31	19,662	253	1.29
Time deposits	78,410	2,161	2.76	63,576	1,948	3.06

Total deposits	$113,601	2,497		$89,935	$2,201

Other borrowings	1,110	23	2.07	34	1	2.94
Other liabilities	582	—	—	682	—	—
Stockholders’ equity (4)	10,762	—	—	9,699	—	—

	$126,055			$100,350

Total interest-bearing liabilities	$105,252	2,520	2.39%	$83,272	$2,202	2.64%

Net interest income		5,239			$3,859

Net interest spread			4.12%			3.68%

Net yield on average interest-earning assets			4.40%			4.02%

(1)	Average balances were determined using the daily average balances.
(2)	Includes nonaccrual loans with average balances of $52,138 and $2,136 for the years ended December 31, 2004 and 2003, respectively.
(3)	Interest and fees on loans includes $784,000 and $527,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively. There was no interest income recognized on nonaccrual loans during 2004 or 2003.
(4)	Average unrealized gains on securities available for sale are included in stockholders’ equity, net of tax.

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

	Year Ended December 31, 2004 vs. 2003 Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(66)	$1,837	$1,771
Interest on taxable securities	22	(94)	(72)
Interest on federal funds sold	11	(12)	(1)

Total interest income	(33)	1,731	1,698

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	5	78	83
Interest on time deposits	(241)	454	213
Interest on other borrowings	(10)	32	22

Total interest expense	(246)	564	318

Net interest income	$213	$1,167	$1,380

INVESTMENT PORTFOLIO

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
U.S. Government agencies	$3,892	$4,863
Mortgage backed securities	216	619

	$4,108	$5,482

MATURITIES

The amounts of debt securities in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

	One year or less		After one through five years		After five through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$—		$3,892	4.02%	$—	—%
Mortgage backed securities	—		216	4.21%	—	—

	$—		$4,108	4.03%	$—	—%

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$—	—%	$3,892	4.02%
Mortgage backed securities	—		216	4.21%

	$—	—%	$4,108	4.03%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

TYPES OF LOANS

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2004	2003
	(Dollars in Thousands)
Commercial and financial	$18,676	$17,214
Real estate construction	36,412	20,680
Real estate mortgage	65,577	57,177
Consumer installment and other	2,806	3,026

	123,471	98,097
Deferred loan fees	(155)	(131)
Allowance for loan losses	(1,606)	(1,218)

Net loans	$121,710	$96,748

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial and Financial
One year or less	$12,620
After one through five years	6,056
After five years	—

18,676

Construction
One year or less	35,506
After one through five years	906
After five years	—

36,412

Other
One year or less	47,366
After one through five years	18,805
After five years	2,212

68,383

$123,471

The following table summarizes loans at December 31, 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$2,511
Floating or adjustable interest rates	25,468

$27,979

RISK ELEMENTS

Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$270	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current, about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	20	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

	December 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$109,171	$82,704

Balance of allowance for loan losses at beginning of year	$1,218	$854

Loans charged off
Commercial	0	0
Real estate mortgage	0	2
Installment	14	5

	14	7

Loans recovered
Commercial	0	0
Real estate mortgage	0	2
Installment	20	3

	20	5

Net charge-offs	(6)	2

Additions to allowance charged to operating expense during year	382	366

Balance of allowance for loan losses at end of year	$1,606	$1,218

Ratio of net loans charged off during the year to average loans outstanding	(.0055)%	.0024%

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

Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2004 Percent of loans in each category to total loans		December 31, 2003 Percent of loans in each category to total loans
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial and Financial	$241	15%	$212	17%
Real estate – construction	546	30%	272	22%
Real estate – mortgage	786	53%	697	57%
Consumer installment and other	33	2%	37	4%

	$1,606	100%	$1,218	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits is presented below. (1)

	Years Ended December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand	$9,459	—%	$6,697	—%
Interest-bearing demand and savings	25,732	1.31%	19,662	1.29%
Time deposits	78,410	2.76%	63,576	3.06%

	$113,601		$89,935

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three months through twelve months, and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$6,995
Over three months through twelve months	7,079
Over twelve months	16,612

Total	30,686

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Year Ended December 31,
	2004	2003
Return on assets (1)	1.08%	.86%
Return on equity (2)	12.66%	8.85%
Dividend payout ratio (3)	6.62%	—
Equity to assets ratio (4)	8.51%	9.67%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

CONTRACTUAL OBLIGATIONS

The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table discloses aggregate information about their contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2003.

	Payments due by period (in Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$5,000	$5,000	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	57	18	36	3	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$5,057	$5,018	$36	$3	$0

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included as Exhibit 99.1 hereto and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two years, the Company did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our system evolves with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Upon written request, a copy of the Company’s Code of Ethics shall be furnished to shareholders without charge. Please direct your requests to Ann Bledsoe, Newnan Coweta Bancshares, Inc., 145 Millard Farmer Industrial Boulevard, Newnan, Georgia 30263.

The information appearing under the heading “Election of Directors” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Proxy Statement (the “2004 Proxy Statement”) relating to the annual meeting of shareholders of the Company, expected to be held June 8, 2005, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the heading “Ownership of Common Stock” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Related Party Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS

(a) The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
2.1	Reorganization Agreement dated April 12, 2001 by and among the Registrant, Newnan Coweta Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

10.1	2001 Incentive Stock Option Plan (filed as Exhibit 10.1 of Registrant’s Form 10-KSB previously filed with the Commission on March 29, 2002 and incorporated herein by reference)*

10.2	Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to the Registrant’s Form 10-SB previously filed with the Commission on April 30, 2001 and incorporated herein by reference)*

16	Letter on changes in certifying accountant (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A previously filed with the Commission on April 17, 2003 and incorporated herein by reference)

21	Subsidiaries of the Registrant

23	Consent of McNair, McLemore, Middlebrooks & Co., LLP

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Independent Public Accountants” in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

By:	\s\ James B. Kimsey
James B. Kimsey
President and Chief Executive Officer
Date: March 24, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\s\ James B. Kimsey	Date: March 24, 2005
James B. Kimsey, President,
Chief Executive Officer and Director
[Principal Executive Officer]

\s\ Ann B. Bledsoe	Date: March 24, 2005
Ann B. Bledsoe,
Chief Financial Officer
[Principal Financial Officer and
Principal Accounting Officer]

\s\ Robert E. Cordle	Date: March 24, 2005
Robert E. Cordle, Director

\s\ Joe S. Crain	Date: March 24, 2005
Joe S. Crain, Jr., Director

\s\ Douglas T. Daviston	Date: March 24, 2005
Douglas T. Daviston, Director

\s\ Otis F. Jones	Date: March 24, 2005
Otis F. Jones, Director

\s\ David LaGuardia	Date: March 24, 2005
David LaGuardia, Director

\s\ Bob B. Mann	Date: March 24, 2005
Bob B. Mann, Jr., Director

\s\ Theo D. Mann	Date: March 24, 2005
Theo D. Mann, Director

\s\ Dennis H. McDowell	Date: March 24, 2005
Dennis H. McDowell, II, Director

\s\ J. Walker Moody	Date: March 24, 2005
J. Walker Moody, Director

\s\ James Van S. Mottola	Date: March 24, 2005
James Van S. Mottola
Director & Chairman of the Board

\s\ Melvin Samuels	Date : March 24, 2005
Melvin Samuels, Director

\s\ Donald L. Sprayberry	Date: March 24, 2005
Donald L. Sprayberry, Jr., Director

\s\ Jennifer J. Thomasson	Date: March 24, 2005
Jennifer J. Thomasson, Director

\s\ Woodie T. Wood	Date: March 24, 2005
Woodie T. Wood, Director