Form 10QSB
period 2005-03-31
NEWNAN COWETA BANCSHARES INC
filed 2005-05-13
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to

COMMISSION FILE NUMBER: 000-33221

NEWNAN COWETA BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	58-2655471
(State of Incorporation)	(I.R.S. Employer Identification No.)

145 MILLARD FARMER INDUSTRIAL BLVD.

NEWNAN, GEORGIA 30263

(Address of principal executive offices) (Zip Code)

(770) 683-6222

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, as of May 1, 2005: 900,000; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$4,110
Federal funds sold	12,809
Securities available-for-sale, at fair value	4,038
Loans	133,180
Less allowance for loan losses	1,705

Loans, net	131,475

Premises and equipment	4,583
Other assets	4,238

Total assets	$161,253

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$20,677
Interest bearing	124,560

Total Deposits	145,237

Other borrowed funds	3,500
Other liabilities	860

Total liabilities	149,597

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained earnings	2,683
Accumulated other comprehensive income	(7)

Total stockholders’ equity	11,656

Total liabilities and stockholders’ equity	$161,253

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest income
Loans	$2,256	$1,699
Taxable securities	49	48
Federal funds sold	45	14

Total interest income	2,350	1,761

Interest expense
Deposits	826	561
Other borrowings	22	—

Total interest expense	848	561

Net interest income	1502	1,200
Provision for loan losses	147	36

Net interest income after provision for loan losses	1,355	1,164

Other income
Service charges on deposit accounts	67	69
Gain on sale of securities available for sale	—	—
Other operating income	132	74

Total other income	199	143

Other expenses
Salaries and employee benefits	522	420
Equipment and occupancy expenses	141	119
Data processing expenses	110	47
Other operating expenses	226	215

Total other expenses	999	801

Income before income taxes	555	506
Income tax expense	210	188

Net income	345	318

Other comprehensive loss:
Unrealized (loss)gain on securities available for sale arising during period	(29)	7

Comprehensive income	$316	$325

Basic earnings per share	$.38	$.35

Diluted earnings per share	$.37	$.35

Cash dividends per share	$—	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
OPERATING ACTIVITIES
Net income	$345	$318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57	49
Provision for loan losses	147	36
Increase in interest receivable	(81)	23
Increase in interest payable	125	39
Net other operating activities	(260)	317

Net cash provided by (used by) operating activities	333	782

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	12	1,089
Net (increase) decrease in federal funds sold	(7,176)	(1,826)
Purchase of Federal Home Loan Bank Stock	(11)	—
Net increase in loans	(9,857)	(3,732)
Purchase of premises and equipment	(301)	(436)

Net cash used in investing activities	(17,333)	(4,905)

FINANCING ACTIVITIES
Increase (decrease) in FHLB borrowing	(1,500)	—
Net increase in deposits	20,231	5,337

Net cash provided by financing activities	18,731	5,337

Net increase in cash and due from banks	1,731	1,214

Cash and due from banks at beginning of period	2,379	1,800

Cash and due from banks at end of period	$4,110	$3,014

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

The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2005, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or stock warrants vested during the three months ended March 31, 2005 or 2004; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) will be effective for the Company’s financial statements issued for the first annual reporting period beginning after December 15, 2005.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $7,000. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and there was no impact to the Company’s financial condition, results of operations or cash flows as no loans were purchased in the first quarter of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$345	$318

Weighted average common shares outstanding	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	28	17

Total weighted average common shares and common stock equivalents outstanding	928	917

Diluted earnings per share	$.37	$0.35

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at March 31, 2005 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	7.96%	7.95%	4.00%
Risk-based capital ratios:
Core capital	8.56%	8.55%	4.00%
Total capital	9.81%	9.80%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2005
(Dollars in Thousands)
Commitments to extend credit	$27,616
Letters of credit	702

$28,318

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$4,110	$2,379
Federal funds sold	12,809	5,633
Securities	4,038	4,108
Loans, net	131,475	121,710
Premises and equipment	4,583	4,339
Other assets	4,238	3,623

	$161,253	$141,792

Deposits	$145,237	$125,006
Other borrowed funds	3,500	5,000
Other liabilities	860	445
Stockholders’ equity	11,656	11,341

	$161,253	$141,792

Our total assets grew by 13.7% for the first quarter of 2005. Deposit growth of $20.2 million was primarily invested in loans and short term investments. Our ratio of loans to deposits and other borrowings decreased to 88.4% at March 31, 2005 from 93.6% at December 31, 2004 although loan demand in our primary market area of Coweta County, Georgia continues to be strong. Our total equity increased by $315,000 consisting of year-to-date net income of $345,000 plus a decrease in unrealized gains on securities available for sale, net of tax, of $29,000.

The bank has purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for March 31, 2005 in the amount of $2,071,440.00. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to off set the accrual of future expenses of those benefits due to the executive officers.

A loan production office was opened in Peachtree City, Georgia in March of 2003. Peachtree City is located in adjoining Fayette County which is currently experiencing high growth. In March of 2004, the Bank began negotiations to purchase land for the construction of a branch office in Peachtree City. During first quarter 2005, the bank began construction on a full service facility at a projected cost of $1.1 million which is expected to begin operations in June, 2005. Management believes expansion in the Fayette County, Georgia market improves the bank’s service and lending opportunities.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Interest income	$2,350	$1,761
Interest expense	848	561

Net interest income	1,502	1,200
Provision for loan losses	147	36
Other income	199	143
Other expense	999	801

Pretax income	555	506
Income taxes	210	188

Net income	$345	$318

Our net interest income increased by $302,000 during the first quarter of 2005 as compared to the same period in 2004. Our net interest margin decreased to 4.33% during the first quarter of 2005 as compared to 4.81% during the first quarter of 2004. The increase in net interest income is due primarily to the increased volume of average loans outstanding. The decrease in net interest margin is due to increase cost of funds which increased to 2.58% in the first quarter of 2005 as compared to 2.13% in the first quarter of 2004.

The provision for loan losses increased by $111,000 in the first quarter of 2005 as compared to the same period in 2004. The amounts provided are indicative of our assessment of the inherent risk in the portfolio. Non-accrual loans at March 31, 2005 are $25,955. There were no loans past due ninety days or more and still accruing interest at March 31, 2005. We identified no loans in our portfolio, as of March 31, 2005, with more than the normal risks; therefore, management believes the $1.705 million in the allowance for loan losses at March 31, 2005, or 1.28% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at March 31, 2005 and 2004 is as follows:

	March 31,
	2005	2004
	(Dollars in Thousands)
Non-accrual loans	$26	$0
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	181	0
Potential problem loans	883	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1	0
Interest income that was recorded on non-accrual and restructured loans	0	0

Potential problem loans are defined as loans which may have documentation weaknesses or loans which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms. These special circumstances may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This determination is made when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is well-secured, in the process of collection, or special circumstances exist which lead management to believe collection in probable.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention have been included in the table above, but do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Information regarding certain loans and allowance for loan loss data for the quarters ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$126,093	$99,756

Balance of allowance for loan losses at beginning of period	$1,606	$1,218

Loans charged off
Commercial and financial	—	—
Real estate mortgage	49	—
Installment	—	—

	49	—

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	(1)	(11)

	(1)	(11)

Net charge-offs (recoveries)	48	(11)

Additions to allowance charged to operating expense during period	147	36

Balance of allowance for loan losses at end of period	$1,705	$1,265

Ratio of net loans charged off during the period to average loans outstanding	0.03%	.0%

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

Other income increased in the first quarter of 2005 as compared to the same period in 2004 by $56,000 due primarily to a $30,000 increase in mortgage origination fees.

Other expenses increased in the first quarter of 2005 as compared to the same period in 2004 by $198,000 due to increased salaries and employee benefits of $102,000, increased equipment and occupancy expenses of $22,000 and increased data processing expenses of $63,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 40 at March 31, 2005 from 30 at March 31, 2004 other annual salary increases and increased benefits expense. The increase in the number of employees is due to our overall growth. The increases in equipment and occupancy expenses and data processing expenses are due to the overall growth and space requirements to support that growth.

We recorded income tax expense of $210,000 in the first quarter of 2005 as compared to $188,000 in the first quarter of 2004. The rate of tax as a percentage of pretax income was 37.8% and 37.2%, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no changes in the Company’s internal control over financial reporting in the first quarter of 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the first quarter of 2005 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the first quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.

(Registrant)

DATE: May 12, 2005	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: May 12, 2005	BY:	/s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)