Form 10QSB
period 2005-06-30
NEWNAN COWETA BANCSHARES INC
filed 2005-08-12
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s sole class of common equity, as of August 1, 2005: 900,000; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$1,848
Federal funds sold	3,640
Securities available-for-sale, at fair value	4,038

Loans	148,729
Less allowance for loan losses	1,927

146,802
Premises and equipment	5,315

Other assets	4,311

Total assets	$165,954

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$14,028
Interest bearing	129,296

Total Deposits	143,324
Other borrowings	9,750
Other liabilities	940

Total liabilities	154,014

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained Earnings	2,951
Accumulated other comprehensive income	9

Total stockholders’ equity	11,940

Total liabilities and stockholders’ equity	$165,954

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest income
Loans	$2,683	$1,774	$4,939	$3,471
Taxable securities	49	40	98	90
Federal funds sold	36	12	81	26

Total interest income	2,768	1,826	5,118	3,587

Interest expense
Deposits	967	586	1,793	1,146
Other borrowings	38	—	60	—

Total interest expense	1,005	586	1,853	1,146

Net interest income	1,763	1,240	3,265	2,441
Provision for loan losses	241	78	388	114

Net interest income after provision for loan losses	1,522	1,162	2,877	2,327

Other income
Service charges on deposit accounts	64	71	131	140
Gain on sale of securities available for sale	—	—	—	—
Other operating income	97	93	229	167

Total other income	161	164	360	307

Other expenses
Salaries and employee benefits	589	416	1,111	836
Equipment and occupancy expenses	143	112	284	231
Data processing expenses	112	96	222	178
Other operating expenses	239	184	465	365

Total other expenses	1,083	808	2,082	1,610

Income before income taxes	600	518	1,155	1,024

Income taxes	233	189	443	377

Net income	367	329	712	647

Basic earnings per share	$.41	$.37	$.79	$.72

Diluted earnings per share	$.39	$.35	$.76	$.70

Cash dividends per share	$.11	$.10	$.11	$.10

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDING JUNE 30, 2005 AND 2004

(Unaudited)

Dollars in thousands, except per share amounts

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net Income	367	329	712	647

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	16	(48)	(13)	(41)
Comprehensive income	$383	$281	$699	$606

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited) (Dollars in thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
OPERATING ACTIVITIES
Net income	$712	$647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113	99
Provision for loan losses	388	114
Increase in interest receivable	157	(19)
Increase (decrease) in interest payable	252	(22)
Net other operating activities	(404)	(278)

Net cash provided by operating activities	1,218	541

INVESTING ACTIVITIES
Purchase of securities available for sale	—	(394)
Proceeds from maturities of securities available for sale	26	1,538
Purchase of Federal Home Loan Bank Stock	(236)	(27)
Net (increase) decrease in federal funds sold	1,993	(196)
Net (increase) decrease in loans	(25,410)	(9,551)
Purchase of premises and equipment	(1,089)	(1,202)
Purchase of bank owned life insurance	—	(2,000)

Net cash used in investing activities	(24,716)	(11,832)

FINANCING ACTIVITIES
Net increase in deposits	18,316	12,036
Increase in Other Borrowings	4,750	—
Cash Dividends Paid	(99)	(90)

Net cash provided by financing activities	22,967	11,946

Net increase (decrease) in cash and due from banks	(531)	655

Cash and due from banks at beginning of period	2,379	1,800

Cash and due from banks at end of period	$1,848	$2,455

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$1,593	$1,168
Income taxes	$261	$637
Dividends	$99	$90

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

The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At June 30, 2005, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock options vest annually during June; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is presented in the following table. Stock warrants vested each year during December and were fully vested as of December 31, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$367	$329	$712	$647

Deduct: Total stock-based compensation expense determined under the fair value based Method for all awards, net of related tax effects	24	24	24	24

Pro forma net income	$343	$305	$688	$623

Earnings per share:

Basic – as reported	$0.41	$0.37	$0.79	$0.72

Basic – pro forma	$0.38	$0.34	$0.76	$0.69

Diluted – as reported	$0.39	$0.35	$0.76	$0.70

Diluted – pro forma	$0.37	$0.33	$0.74	$0.67

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

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At June 30, 2005, gross unrealized losses on available for sale securities were $5,333. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and there was no impact to the Company’s financial condition, results of operations or cash flows as no loans were purchased in the first half of 2005.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$367	$329	$712	$647

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	33	24	31	24

Total weighted average common shares and common stock equivalents outstanding	933	924	931	924

Diluted earnings per common share	$0.39	$0.35	$0.76	$0.70

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004, as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios, on a consolidated and bank-only basis, at June 30, 2005 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	7.61%	8.34%	4.00%
Risk-based capital ratios:
Core capital	8.06%	8.56%	4.00%
Total capital	9.32%	9.82%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2005
(Dollars in Thousands)
Commitments to extend credit	$33,374
Letters of credit	953

$34,327

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$1,848	$2,379
Federal funds sold	3,640	5,633
Securities	4,038	4,108
Loans, net	146,802	121,710
Premises and equipment	5,315	4,339
Other assets	4,311	3,623

	$165,954	$141,792

Deposits	$143,324	$125,006
Other borrowings	9,750	5,000
Other liabilities	940	445
Stockholders’ equity	11,940	11,341

	$165,954	$141,792

Our total assets grew by 17.04% for the six month period ended June 30, 2005. Deposit growth of $18.3 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings increased to 95.9% at June 30, 2005 from 93.6% at December 31, 2004, as loan demand in our primary market area of Coweta and Fayette Counties, Georgia, continues to be strong.. Our total equity increased by $599,000 to $11,940,000 as of June 30, 2005, from $11,341,000 as of December 31, 2004, consisting of year-to-date net income of $712,000 plus a decrease in unrealized gains on securities available for sale, net of tax, of $14,000, offset by dividends paid in the amount of $99,000.

The bank purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for June 30, 2005 in the amount of $2,077,207.45.

Additional operational data relating to the overall growth of the bank include the following: The name of the bank was officially changed to Neighborhood Community Bank on June 30, 2005 to afford better acceptance into markets not located in Newnan or Coweta County, Georgia. Real estate adjacent to the bank’s main office has been purchased for future expansion. The bank has operated a loan production office in Peachtree City, Georgia, since March of 2003. A full-service branch is nearing completion of construction at an estimated cost of $1.1 million and is anticipated opening during the month of August, 2005. Peachtree City is located in adjoining Fayette County which is currently experiencing high growth. Management believes expansion in this market improves the Bank’s lending opportunities. Space has been leased in Port Orange, Florida to open a mortgage origination office in the Daytona Beach, Florida area. This market is experiencing especially high growth in both new and existing home sales.

Results of Operations For The Three and Six Months Ended June 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Interest income	$2,768	$1,826	$5,118	$3,587
Interest expense	1,005	586	1,853	1,146

Net interest income	1,763	1,240	3,265	2,441
Provision for loan losses	241	78	388	114
Other income	161	164	360	307
Other expense	1,083	808	2,082	1,610

Pretax income	600	518	1,155	1,024
Income taxes	233	189	443	377

Net income	367	329	712	647

Our net income increased by $38,000 and $65,000 during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, and our net interest income increased by $523,000 and $824,000 during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. Our net interest margin increased to 4.79% and 4.57% during the three and six months ended June 30, 2005, respectively, as compared to 4.29% and 4.31% for the same periods in 2004. The increase in net interest income is primarily due to the increased volume of average loans outstanding and an increase in the prime rate upon which most loans are priced. The increase in net interest margin is due to overall growth of the loan portfolio and collection of loan related fees. Our cost of funds increased in second quarter 2005 to 2.72% compared to 2.12% in second quarter 2004. Yields on loans for second quarter 2005 and 2004 were 7.46% and 6.75%, respectively.

The provision for loan losses increased by $163,000 and $274,000 for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The increases are due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. Non-accrual loans at June 30, 2005 were $8,523.15. There were no loans past due ninety days or more and still accruing interest at June 30, 2005. We identified no loans in our portfolio, as of June 30, 2005, with more than the normal risks; therefore, management believes the $1,927,645 in the allowance for loan losses at June 30, 2005, or 1.30% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at June 30, 2005 and 2004 is as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Non-accrual loans	$9	$0
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	181	0
Potential problem loans	1,161	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$132,347	$102,796

Balance of allowance for loan losses at beginning of period	$1,606	$1,218

Loans charged off
Commercial and financial	20	—
Real estate mortgage	49	—
Installment		14

	69	14

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	2	20

	2	20

Net charge-offs (recoveries)	67	6

Additions to allowance charged to operating expense during period	388	114

Balance of allowance for loan losses at end of period	$1,927	$1,338

Ratio of net loans charged off during the period to average loans outstanding	.05%	.001%

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

Total other income decreased by $3,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to lower mortgage origination fees in 2005. Total other income increased $53,000 for the six months ended June 30, 2005 as compared to the same period in 2004 due in large part to income on bank owned life insurance.

Other expenses increased by $275,000 and $472,000 for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facilities and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

For the three and six months ended June 30, 2005, salaries and employee benefits have increased $173,000 and $275,000, respectively, as compared to the three and six month periods in 2004 due to an increase in the number of full time equivalent employees to 47 at June 30, 2005 from 34 at June 30, 2004 and to other annual salary increases. Occupancy and equipment expenses increased $31,000 and $53,000 for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004 due to increased costs associated with our banking facilities, including our new location in downtown Newnan, Georgia and the loan production office located in Peachtree City, Georgia. Data processing expenses increased $16,000 and $44,000 for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and six months ended June 30, 2005 by $55,000 and $100,000, respectively, as compared to the same periods in 2004 due to overall deposit and asset growth and other expenses associated with the Bank’s growth.

Income taxes for the three and six months ended June 30, 2005 were accrued at $233,000 and $443,000 respectively and $189,000 and $377,000 respectively for the same periods of 2004.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no changes in the Company’s internal control over financial reporting in the second quarter of 2005 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the second quarter of 2005 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the second quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 8, 2005 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i)	The Company’s shareholders voted on the election of five Class I directors each to serve for a three-year term.

	For	Against	Abstain
Joe S. Crain, Jr.	582,413	150	0
Otis F. Jones, III	582,313	150	100
James B. Kimsey	581,913	150	500
Dennis H. McDowell, II	572,321	1,650	8,592
Melvin Samuels	580,313	150	2,100

The other directors whose terms of office as a director continued after the meeting are Robert E. Cordle, Jr. (Class II), Douglas T. Daviston (Class III), David LaGuardia (Class III), Dr. Bob Baker Mann, Jr. (Class II) Theo D. Mann (Class III), J. Walker Moody (Class II), James Van S. Mottola (Class III), Donald L. Sprayberry, Jr. (Class II), Jennifer J. Thomasson (Class III) and Woodie T. Wood, Jr. (Class II).

(ii) Ratification of the appointment of McNair, McLemore, Middlebrooks & Company as the Company’s independent auditor. The results of the vote were 581,513 votes cast “For”; 150 votes cast “Against”; and 900 votes “Abstained.”

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

NEWNAN COWETA BANCSHARES, INC. (Registrant)

DATE: August 11, 2005	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO (Principal Executive Officer)

DATE: August 11, 2005	BY:	/s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO (Principal Financial and Accounting Officer)