Form 10QSB
period 2005-09-30
NEWNAN COWETA BANCSHARES INC
filed 2005-11-14
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s sole class of common equity, as of November 10, 2005: 900,000; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$4,274
Federal funds sold	6,543
Securities available-for-sale, at fair value	3,986

Loans	149,371
Less allowance for loan losses	1,950

147,421
Premises and equipment	6,146

Other assets	4,118

Total assets	$172,488

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$12,517
Interest bearing	141,932

Total Deposits	154,449
Other borrowings	4,550
Other liabilities	1,117

Total liabilities	160,116

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained Earnings	3,401
Accumulated other comprehensive income	(9)

Total stockholders’ equity	12,372

Total liabilities and stockholders’ equity	$172,488

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended Sept 30, 2005	Three Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2004
Interest income

Loans	$2,996	$1,943	$7,935	$5,414
Taxable securities	50	44	148	134
Federal funds sold	40	13	121	39

Total interest income	3,086	2,000	8,204	5,587

Interest expense
Deposits	1,146	635	2,939	1,781
Other borrowings	78	9	138	9

Total interest expense	1,224	644	3,077	1,790

Net interest income	1,862	1,356	5,127	3,797
Provision for loan losses	32	94	420	208

Net interest income after provision for loan losses	1,830	1,262	4,707	3,589

Other income
Service charges on deposit accounts	67	72	198	212
Gain on sale of securities available for sale	—	—	—	—
Other operating income	111	81	340	248

Total other income	178	153	538	460

Other expenses
Salaries and employee benefits	630	456	1,741	1,292
Equipment and occupancy expenses	179	114	463	345
Data processing expenses	122	101	344	279
Other operating expenses	314	192	779	557

Total other expenses	1,245	863	3,327	2,473

Income before income taxes	763	552	1,918	1,576
Income taxes	313	205	756	582

Net income	450	347	1,162	994

Basic earnings per share	0.50	0.39	1.29	1.10

Diluted earnings per share	0.48	0.38	1.24	1.08

Cash dividends per share	-0-	-0-	.11	.10

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net Income	450	347	1,162	994

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	(18)	27	(32)	(14)
Comprehensive income	$432	$374	$1,130	$980

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 2005 AND 2004

(Unaudited)

(Dollars in thousands)

	Nine Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2004
OPERATING ACTIVITIES
Net income	$1,162	$994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180	152
Provision for loan losses	420	208
Gain on sale of securities available for sale	—	—
Increase in interest receivable	232	(64)
Increase (decrease) in interest payable	342	37
Net other operating activities	(457)	(50)

Net cash provided by operating activities	1,879	1,277

INVESTING ACTIVITIES
Purchase of securities available for sale	—	(1,791)
Proceeds from sale of securities available for sale	—	—
Proceeds from maturities of securities available for sale	38	2,998
Redemption (Purchase) of restricted equity securities	34	(67)
Net decrease in interest bearing deposits at banks	—	—
Net increase in federal funds sold	(910)	(150)
Net increase in loans	(26,051)	(16,096)
Purchase of bank owned life insurance	—	(2,000)
Purchase of land, premises and equipment	(1,987)	(1,271)

Net cash used in investing activities	(28,876)	(18,377)

FINANCING ACTIVITIES
Net increase in deposits	29,441	16,074
Net increase (decrease) in FHLB advance and Other Borrowings	(450)	5,000
Decrease in federal funds purchased	—	—
Cash dividends paid	(99)	(90)

Net cash provided by financing activities	28,892	20,984

Net increase (decrease) in cash and due from banks	1,895	3,884

Cash and due from banks at beginning of period	2,379	1,800

Cash and due from banks at end of period	$4,274	$5,684

SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
Interest	$2,735	$1,744
Income taxes	$556	$845

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

The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At September 30, 2005, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Stock options vest annually during June; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is presented in the following table. All stock options were fully vested as of June 30, 2005. Stock warrants vested each year during December and were fully vested as of December 31, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$450	$347	$1,162	$994
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	24	24

Pro forma net income	$450	$347	$1,138	$970

Earnings per share:
Basic – as reported	$0.50	$0.39	$1.29	$1.10

Basic – pro forma	$0.50	$0.39	$1.26	$1.08

Diluted – as reported	$0.48	$0.38	$1.24	$1.08

Diluted – pro forma	$0.48	$0.38	$1.21	$1.05

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

FASB Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” became effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued proposed FASB Staff Position (FSP) No. EITF 03-1-a that would have provided guidance on the implementation of certain provisions of EITF Issue 03-1. In October 2004, the Board published FSP No. EITF 03-1-1, which indefinitely delayed the effective date of EITF Issue 03-1 until such time as proposed FSP No. 03-1-a was issued in final form. The Board has since decided, based upon responses to the proposed FSP, that the consensus reached in EITF Issue 03-1 should be rescinded. Combined FSP Nos. FAS 115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1 and completely supersedes EITF Issue D-44EITF Topic D-44 EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” addresses (1) the determination of when an investment is considered impaired, (2) whether such impairment is other than temporary, and (3) the measurement of an impairment loss. Combined FSP Nos. FAS 115-1 and 124-1 is effective for periods beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$450	$347	$1,162	$994

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	48	24	38	24

Total weighted average common shares and common stock equivalents outstanding	948	924	938	924

Diluted earnings per common share	$0.48	$0.38	$1.24	$1.08

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

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

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). The Company’s management uses these non-GAAP measures to analyze the Company’s performance. In particular, the Company presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. This disclosure should not be viewed as a substitute for GAAP measures, and furthermore, the Company’s non-GAAP measure may not necessarily be comparable to non-GAAP performance measures of other companies.

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

Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2005, sources of liquidity are considered adequate to meet our operating and loan funding requirements.

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

At September 30, 2005, our capital ratios exceeded the regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios, on a consolidated and bank-only basis, at September 30, 2005 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Tier-1 Leverage capital ratios	7.39%	8.31%	4.00%
Risk-based capital ratios:
Tier-1 capital	8.09%	9.09%	4.00%
Total capital	9.34%	10.35%	8.00%

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

September 30, 2005
(Dollars in Thousands)
Commitments to extend credit	$28,256
Letters of credit	940

$29,196

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$4,274	$2,379
Federal funds sold	6,543	5,633
Securities	3,986	4,108
Loans, net	147,421	121,710
Premises and equipment	6,146	4,339
Other assets	4,118	3,623

	$172,488	$141,792

Deposits	$154,449	$125,006
Other borrowings	4,550	5,000
Other liabilities	1,117	445
Stockholders’ equity	12,372	11,341

	$172,488	$141,792

Our total assets grew by 22% for the nine month period ended September 30, 2005. Deposit growth of $29.4 million was primarily invested in loans. Our ratio of loans to deposits and other borrowings decreased to 92.7% at September 30, 2005, from 93.6% at December 31, 2004. Loan demand in our primary market area of Coweta and Fayette Counties, Georgia continues to be strong. Completion of the Peachtree City Branch with other equipment needs increased our investment in premises and equipment by $1,807,000 since December 31, 2004. Our total equity increased by $1,031,000 to $12,372,000 as of September 30, 2005, from $11,341,000 as of December 31, 2004, consisting of year-to-date net income of $1,162,000 plus a decrease in unrealized gains on securities available for sale, net of tax, of $32,000, and dividends paid in the amount of $99,000.

The Bank purchased insurance policies on the lives of a certain group of employees. These insurance policies are owned solely by the Bank and constitute assets of the Bank which are available to its general creditors. The policies accumulate asset values which are available to meet future liabilities of the Bank, including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of this Bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for September 30, 2005 in the amount of $2,097,401.

A full service branch was opened in Peachtree City, Georgia, in August of 2005. Peachtree City is located in adjoining Fayette County, which is currently experiencing high growth. Management believes expansion in this market improves the Bank’s lending and deposit opportunities. The branch has contributed to the deposit and loan growth of the Bank consistent with expectations.

Results of Operations For The Three and Nine Months Ended September 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Interest income	$3,086	$2,000	$8,204	$5,587
Interest expense	1,224	644	3,077	1,790

Net interest income	1,862	1,356	5,127	3,797
Provision for loan losses	32	94	420	208
Other income	178	153	538	460
Other expense	1,245	863	3,327	2,473

Pretax income	763	552	1,918	1,576
Income taxes	313	205	756	582

Net income	$450	$347	$1,162	$994

Our net income increased by $103,000 and $168,000 during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, and our net interest income increased by $506,000 and $1,330,000 during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Our net interest margin increased to 4.76% and 4.63% during the three and nine months ended September 30, 2005, respectively, as compared to 4.52% and 4.38% for the same periods in 2004. The increase in net interest income is primarily due to the increased volume of average loans outstanding. The increase in net interest margin is due to the timing of re-pricing assets and liabilities as interest rates have increased. Cost of funds was 2.93% through third quarter 2005, as compared to 2.16% through third quarter 2004. Yields on loans through third quarter 2005 and 2004 were 7.69% and 6.83%, respectively.

The provision for loan losses increased by $212,000 for the nine months ended September 30, 2005 and decreased by $62,000 for the three months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase is due to growth of the outstanding loans and maintaining our allowance for loan losses at a level based upon the application of our methodology for the monthly calculation of our allowance for loan loss. The decrease for the three month period was due to a lower rate of growth in the loan portfolio during third quarter 2005 when compared to third quarter 2004. Non-accrual loans at September 30, 2005 totaled $282,000. Further, at September 30, 2005, there were no loans past due ninety days or more which were still accruing interest. Potential problem loans in our portfolio, as of September 30, 2005, are those graded as special mention and substandard according to our internal grading system; therefore, management believes the $1,950,000 in the allowance for loan losses at September 30, 2005, or 1.31% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at September 30, 2005 and 2004 is as follows:

	September 30,
	2005	2004
	(Dollars in Thousands)
Non-accrual loans	$282	$0
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	179	0
Potential problem loans	1,419	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	7	0
Interest income that was recorded on non-accrual and restructured loans	3	0

Potential problem loans are defined as loans about which we have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured. Specific circumstances applicable to the borrowers are considered and may cause the loan to be “down graded” if those circumstances are deemed serious enough that the original terms of the loan might be impacted.

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$137,630	$105,701

Balance of allowance for loan losses at beginning of period	$1,606	$1,219

Loans charged off
Commercial and financial	29	0
Real estate mortgage	49	0
Installment	0	14

	78	14

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	2	19

	2	19

Net charge-offs (recoveries)	76	(5)

Additions to allowance charged to operating expense during period	$420	$208

Balance of allowance for loan losses at end of period	$1,950	$1,432

Ratio of net loans charged off during the period to average loans outstanding	.055%	.0000%

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

Total other income increased by $25,000 and $78,000, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due to increased mortgage origination fees.

Other expenses increased by $382,000 and $854,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facilities, and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth. June 30, 2005, the name of the subsidiary bank was changed to Neighborhood Community Bank. Specific expenses connected with the name change in the amount of $26,798 were charged to other expenses during the third quarter.

For the three and nine months ended September 30, 2005, salaries and employee benefits have increased $174,000 and $449,000, respectively, as compared to the same periods in 2004, due to an increase in the number of full time equivalent employees to 44 at September 30, 2005, from 37 at September 30, 2004, and to other annual salary increases. Occupancy and equipment expenses increased $65,000 and $118,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, due to increased costs associated with our banking facilities, including our new location in Peachtree City, Georgia and a new loan production office located in Stockbridge, Georgia. Data processing expenses increased $21,000 and $65,000 for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, due to an increase in the volume of transactions processed by our outside data processing service provider. The increase in the volume of transactions is directly related to our overall growth. Other operating expenses have increased during the three and nine months ended September 30, 2005, by $122,000 and $222,000, respectively, as compared to the same periods in 2004, due to increased directors’ fees, accounting fees, and other professional fees as well as increased expenses associated with the overall deposit and asset growth of the Bank.

Income taxes for the three and nine months ended September 30, 2005, were accrued at $313,000 and $756,000, respectively, and $205,000 and $582,000, respectively, for the same periods of 2004.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Based upon an evaluation of the design and operation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the third quarter of 2005 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the third quarter of 2005.

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

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: November 10, 2005	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: November 10, 2005	BY:	/s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)