Form 10KSB
period 2005-12-31
NEWNAN COWETA BANCSHARES INC
filed 2006-03-29
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Revenues for the Registrant’s fiscal year ended December 31, 2005 total $12,360,000.

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on March 22, 2006 was approximately $15,685,839. There were 900,000 shares of Common Stock outstanding as of March 22, 2006.

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

For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

The Company

Newnan Coweta Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Neighborhood Community Bank, a Georgia banking corporation (the “Bank”), was incorporated on December 21, 1999 and commenced business on April 20, 2000. The Bank reorganized into a holding company structure effective October 1, 2001.

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

Employees

As of February 1, 2006 the Company and the Bank had 39 full-time equivalent employees, of whom 38 are full-time and 1 part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good.

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

The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company—the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

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

Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2005, the Bank could pay approximately $658,000 in dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2005, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.11% and 9.86%, respectively.

In addition, the Federal Reserve has established minimum “leverage ratio” guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2005 was 8.90%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation (“FDIC”), which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2005. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

As of December 31, 2005, the Bank had the requisite capital levels to qualify as “well capitalized.”

On December 8, 2005, the Company completed a $3.0 million private placement of floating rate trust preferred securities through its wholly owned Delaware business trust subsidiary.

The Trust Preferred Securities bear an interest rate of 6.395% for the first 5 years and a rate of 3-month LIBOR plus 1.50% thereafter, payable quarterly. The Company intends to use the proceeds of the offering for the subsidiary, Neighborhood Community Bank, to increase the Bank’s capital levels to accommodate future growth and remain well-capitalized.

Cohen Brothers and Company acted as placement agents in the offering.

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

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and it also authorizes the FDIC to revise its risk-based deposit insurance assessment program.

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

Commercial Real Estate Lending and Concentrations

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentration in Commercial Real Estate Lending” (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The Company believes that the Guidance will be applicable to it because of the nature of the bank’s commercial real estate lending. For a summary of the Company’s loan concentrations, see Note 3, “Loans,” to consolidated financial statements attached hereto. The Company plans to fully comply with all requirements of the Guidance when implemented.

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2005, the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Property for the Downtown Branch located at 60 Salbide Avenue, Newnan, Georgia 30263 is leased by the Bank with a purchase option while the Bank owns improvements. The branch facility located at 300 Finance Avenue, Peachtree City, Georgia 30269 and offices located at 37 J Calumet Parkway, Newnan, Georgia 30263 which house the mortgage origination and accounting department are owned by the Bank. An additional parcel of land located directly behind the Company’s principal office is owned by the Bank. Offices occupied by our Loan Production office at 829 Fairways Court, Stockbridge, Georgia and the Mortgage Origination office at 1398 Dunlawton Avenue, Suite 1-A, Port Orange, Florida are leased.

ITEM 3.	LEGAL PROCEEDINGS

The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that such claims against the Bank are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition. At December 31, 2005, management was not aware of any legal actions against the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock trades on the pink sheets under the symbol NWCB. Subsequent to the initial offering, shares have been traded infrequently; therefore, information available as to prices at which common stock has traded is limited. Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The data contained in the table below was compiled from public information available on Bloomberg. The following table sets forth the price range for sales of common stock for each quarter of the last two years. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

	Estimated Price Range Per Share
2005:	High	Low
First Quarter	$15.00	$15.00
Second Quarter	$23.00	$15.00
Third Quarter	$25.00	$23.00
Fourth Quarter	$27.00	$24.50

2004:	High	Low
First Quarter	$13.00	$11.00
Second Quarter	$14.00	$12.00
Third Quarter	$15.00	$15.00
Fourth Quarter	$15.00	$15.00

Holders

There were approximately 668 holders of record of the common stock as of December 31, 2005.

Dividends

The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has paid $189,000 in cash dividends to date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2005:

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

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Neighborhood Community Bank, at December 31, 2005 and 2004 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 which are included in this Annual Report on Form 10-KSB.

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

OVERVIEW

The year 2005 was highlighted by significant loan and deposit growth. Our primary market area of Coweta County, Fayette County and Henry County, Georgia continues to grow, and we are strategically positioned to take advantage of that growth. The area’s growth should provide a base for continued profitability.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For a summary of the Company’s off-balance sheet arrangements, see Note 11, “Commitments and Contingencies,” to consolidated financial statements attached hereto.

FINANCIAL CONDITION AT DECEMBER 31, 2005 AND 2004

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)
Cash and due from banks	$1,348	$2,379
Federal funds sold	11,080	5,633
Securities	10,341	4,108
Loans, net	153,032	121,710
Premises and equipment	6,089	4,339
Other assets	4,238	3,623

	$186,128	$141,792

Total deposits	$168,834	$125,006
Other borrowed funds	—	5,000
Subordinated Debentures	3,093	—
Other liabilities	1,316	445
Stockholders’ equity	12,885	11,341

	$186,128	$141,792

As of December 31, 2005, we had total assets of $186.1 million, an increase of 31.27% over December 31, 2004. Total interest-earning assets were $174.5 million at December 31, 2005, or 93.73% of total assets, which grew from 92.71% at December 31, 2004. Our primary interest-earning assets at December 31, 2005 were loans, which made up 87.72% of total interest-earning assets as compared to 92.59% at December 31, 2004. Our loan to deposit ratio was 90.64% at December 31, 2005, as compared to 97.36% at December 31, 2004. Deposit growth of $43.8 million has been used primarily to fund loan growth of $31.3 million.

Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $10.3 million at December 31, 2005, compared to $4.1 million at December 31, 2004.

At December 31, 2005, eighty-four percent of our loan portfolio was collateralized, primarily by real estate located in our market area of Coweta, Fayette and Henry and surrounding counties. A breakdown of our real estate loan portfolio as at December 31, 2005 is as follows: Our construction and land development loans, which comprise forty-four percent of the real estate loan portfolio, consisted of loans primarily collateralized by one-to-four family residential properties. Real estate loans secured by one-to-four family residential properties comprised six percent of the real estate loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties totaled fifty percent of the real estate loan portfolio. We generally require that loans collateralized by real estate not exceed eighty percent of the collateral value.

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

Our liquidity and capital resources are monitored on a periodic basis by management, state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory at December 31, 2005.

At December 31, 2005, we had loan commitments outstanding of $30.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2005, we had arrangements with two commercial banks for additional short-term advances of $4.4 million.

At December 31, 2005, our capital ratios were classified “well capitalized” based on regulatory minimum capital requirements. Stockholders’ equity increased in 2005 due to net income of $1,708,818, which was offset by a decrease in accumulated other comprehensive income in the amount of $65,163, net of the related tax effect and payment of dividends totaling $99,000. Other comprehensive income consists of unrealized gains and losses on securities available for sale. For regulatory purposes, the net unrealized gains and losses on securities available for sale are excluded in the computation of regulatory capital ratios.

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2005, the bank can pay approximately $658,000 dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 2005 are as follows:

	Actual
	Newnan Coweta Bancshares, Inc.	Neighborhood Community Bank	Regulatory Requirements
Leverage capital ratio	8.90%	8.94%	5.00%
Risk-based capital ratios:
Core capital	9.86%	9.90%	6.00%
Total capital	11.11%	11.15%	10.00%

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities. Management has been directed to research potential options to raise additional capital to fulfill our anticipated long-term needs based on Company and Bank growth projections.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Interest income	$11,612	$7,760
Interest expense	4,501	2,521

Net interest income	7,111	5,239
Provision for loan losses	548	382
Other income	748	637
Other expenses	4,489	3,344

Pretax income	2,822	2,150
Income taxes	1,113	788

Net income	$1,709	$1,362

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

The net yield on average interest-earning assets was 4.68% in 2005, as compared to 4.41% in 2004. Average loans increased by $31.5 million, which was the primary change in average interest-earning assets that increased overall by $33.1 million. The rate earned on average interest-earning assets increased to 7.65% in 2005 from 6.54% in 2004. Average interest-bearing liabilities increased by $30.7 million, with average time deposits accounting for the majority of this increase. The rate paid on average interest-bearing liabilities increased to 3.31% in 2005, as compared to 2.39% in 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $548,000 in 2005, as compared to $382,000 in 2004. The increase is due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by segmenting the loan portfolio into risk classifications. Our assignment of risk classifications to individual loans considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. An allowance percentage is applied to each risk classification category to establish a general allowance for loan losses. The allowance percentage determined for each risk classification is based upon our experience specifically and the historical experience of the banking industry generally. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. The allowance for loan losses as a percentage of total loans was 1.33% as of December 31, 2005, compared to 1.30% at December 31, 2004.

NONINTEREST INCOME

Noninterest income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Noninterest income was $748,000 in 2005, as compared to $637,000 in 2004, resulting in an increase of $111,000. The increase is primarily due to mortgage origination fees generated from the mortgage origination department which was established during 2003, increase in service charges on deposit accounts related to overall deposit growth and recognition of income generated from Bank Owned Life Insurance. There were no sales of securities in 2005 or 2004.

NONINTEREST EXPENSES

Noninterest expenses were $4,489,000 in 2005, as compared to $3,344,000 in 2004, or an increase of $1,145,000. Salaries and employees’ benefits increased by $581,000 due to an increase in the number of full time equivalent employees to 39 at December 31, 2005 from 37 at December 31, 2004, other annual salary increases, and increased costs of employee benefits. Equipment and occupancy expenses increased by $157,000 due to increased depreciation and occupancy costs of our new branch office located in Peachtree City, Georgia which was completed in August 2005, and lease expense for our mortgage production office in Port Orange, Florida and loan production office in Stockbridge, Georgia. Other expenses increased by $407,000, due primarily to increased data processing costs of $89,000, increase telephone and communications cost of $26,000 and increased director fees of $99,500. The increases in all other expenses were directly related to the overall growth of the Bank.

INCOME TAXES

Income tax expense was $1,113,000 for the year ended December 31, 2005, which resulted in an effective tax rate of 39.4% as compared to $788,000 for the year ended December 31, 2004.

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

At December 31, 2005, our cumulative one-year interest rate-sensitivity gap ratio was 126%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will re-price during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
FHLB & FRB Stock	$600	$—	$—	$—	$600
Federal Funds Sold	11,080	—	—	—	11,080
Securities	—	5,985	4,356	—	10,341
Loans	135,138	7,907	12,049	—	155,094

	146,818	13,892	16,405		177,115

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	28,369	—	—	—	28,369
Time deposits	38,518	61,137	27,764	—	127,419
Other borrowed funds	—	—	—	—	—

	66,887	61,137	27,710	—	155,788
Interest rate sensitivity gap	$79,913	$(47,245)	$(11,359)	$—	$21,327

Cumulative interest rate sensitivity gap	$79,913	$32,686	$21,327	$21,327

Interest rate sensitivity gap ratio	2.20	0.23	0.59	—

Cumulative interest rate sensitivity gap ratio	2.19	1.26	1.14	1.14

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

	2005			2004
	(dollars in thousands)
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
Cash and due from banks	$2,971	—	—%	$2,249	—	—%
Taxable securities	4,621	227	4.91	4,343	182	4.20
Unrealized gains on securities	(2)		—	61	—	—
Federal funds sold	6,502	225	3.45	5,160	66	1.29
Loans (2) (3)	140,683	11,160	7.93	109,171	7,512	6.88
Allowance for loan losses	(1,823)	—	—	(1,335)	—	—
Other assets	9,430	—	—	6,406	—	—

	$162,382			$126,055

Total interest-earning assets	$151,806	11,612	7.65%	$118,674	7,760	6.54%

Noninterest-bearing demand	$12,518	—	—%	$9,459	—	—%
Interest-bearing demand and savings	23,842	327	1.37	25,732	336	1.31
Time deposits	108,502	4,013	3.70	78,410	2,161	2.76

Total deposits	$144,862	4,340		$113,601	2,497
Other borrowings	3,595	161	4.48	1,110	23	2.09
Other liabilities	984	—	—	582	—
Stockholders’ equity (4)	12,941	—	—	10,762	—

	$162,382			$126,055

Total interest-bearing liabilities	$135,939	4,501	3.31%	$105,252	2,520	2.39%

Net interest income		7,111			5,240

Net interest spread			4.34%			4.15%

Net yield on average interest-earning assets			4.68%			4.41%

(1)	Average balances were determined using the daily average balances.

(2)	Includes nonaccrual loans with average balances of $128,060 and $52,138 for the years ended December 31, 2005 and 2004, respectively.

(3)	Interest and fees on loans includes $1,157,000 and $784,000 of loan fee income for the years ended December 31, 2005 and 2004, respectively. There was no interest income recognized on nonaccrual loans during 2005 or 2004.

(4)	Average unrealized gains on securities available for sale are included in stockholders’ equity, net of tax.

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

	Year Ended December 31, 2005
	Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,480	2,168	3,648
Interest on taxable securities	33	12	45
Interest on federal funds sold	142	17	159

Total interest income	1,655	2,197	3,852

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	16	(25)	(9)
Interest on time deposits	1,022	830	1,852
Interest on other borrowings	86	52	138

Total interest expense	1,124	857	1,981

Net interest income	$531	1,340	1,871

INVESTMENT PORTFOLIO

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
U.S. Government agencies	$10,193	$3,892
Mortgage backed securities	148	216

	$10,341	$4,108

MATURITIES

The amounts of debt securities in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

	One year or less		After one through five years		After five through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$5,952	4.34%	$4,241	4.51%	$—	—%
Mortgage backed securities	33	6.54%	115	4.53%	—	—

	$5,985	4.35%	$4,356	4.51%	$—	—%

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$—	—%	$10,193	4.41%
Mortgage backed securities	—		148	4.97%

	$—	—%	$10,341	4.42%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

TYPES OF LOANS

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2005	2004
	(Dollars in Thousands)
Commercial and financial	$20,950	$18,676
Real estate acquisition & development	23,957	15,046
Real estate construction	33,869	21,366
Real estate mortgage	73,384	65,577
Consumer installment and other	3,061	2,806

	155,221	123,471
Deferred loan fees	(127)	(155)
Allowance for loan losses	(2,062)	(1,606)

Net loans	$153,032	$121,710

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial and Financial
One year or less	$17,073
After one through five years	3,877
After five years	—

20,950
Real Estate Acquisition & Development
One year or less	21,957
After one through five years	2,000
After five years	—

23,957
Real Estate Construction
One year or less	33,681
After one through five years	188
After five years	—

33,869
Real Estate Mortgage
One year or less	25,947
After one through five years	41,400
After five years	6,037

73,384
Consumer Installment and other
One year or less	1,572
After one through five years	1,469
After five years	20

3,061
$155,221

The following table summarizes loans at December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$8,436
Floating or adjustable interest rates	46,555

$54,991

RISK ELEMENTS

Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$256	$270
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	170	0
Loans, now current, about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	2	20
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

	December 31,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$140,683	$109,171

Balance of allowance for loan losses at beginning of year	$1,606	$1,218

Loans charged off
Commercial	47	0
Real estate mortgage	49	0
Installment	0	14

	96	14

Loans recovered
Commercial	3	0
Real estate mortgage	1	0
Installment	0	20

	4	20

Net charge-offs	92	(6)

Additions to allowance charged to operating expense during year	548	382

Balance of allowance for loan losses at end of year	$2,062	$1,606

Ratio of net loans charged off during the year to average loans outstanding	.0654%	(.0055)%

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

Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2005 Percent of loans in each category to total loans		December 31, 2004 Percent of loans in each category to total loans
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial and Financial	$282	14%	$241	15%
Real estate – construction	768	37%	546	30%
Real estate – mortgage	975	47%	786	53%
Consumer installment and other	37	2%	33	2%

	$2,062	100%	$1,606	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits is presented below. (1)

	Years Ended December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand	$12,518	—%	$9,459	—%
Interest-bearing demand and savings	23,843	1.37%	25,732	1.31%
Time deposits	108,502	3.70%	78,410	2.76%

	$144,863	3.28%	$113,601	2.40%

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three months through twelve months, and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$10,975
Over three months through twelve months	28,545
Over twelve months	10,602

Total	$50,122

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Year Ended December 31,
	2005	2004
Return on assets (1)	1.05%	1.08%
Return on equity (2)	13.21%	12.66%
Dividend payout ratio (3)	5.79%	6.62%
Equity to assets ratio (4)	7.97%	8.51%

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average equity divided by average total assets.

CONTRACTUAL OBLIGATIONS

The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table discloses aggregate information about their contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2005.

	Payments due by period (in Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$3,000	$0	$0	$0	$3000
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	39	18	18	3	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	36	0	0	0	36

Total	$3,075	$18	$18	$3	$3,036

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included as Exhibit 99.1 hereto and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two years, the Company did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Upon written request, a copy of the Company’s Code of Ethics shall be furnished to shareholders without charge. Please direct your requests to Ann Bledsoe, Newnan Coweta Bancshares, Inc., 145 Millard Farmer Industrial Boulevard, Newnan, Georgia 30263.

The information appearing under the heading “Election of Directors” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report (the “2006 Proxy Statement”) relating to the annual meeting of shareholders of the Company, expected to be held in June 2006, is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Related Party Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS

(a)	The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
2.1	Reorganization Agreement dated April 12, 2001 by and among the Registrant, Newnan Coweta Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

10.1	2001 Incentive Stock Option Plan (filed as Exhibit 10.1 of Registrant’s Form 10-KSB previously filed with the Commission on March 29, 2002 and incorporated herein by reference)*

10.2	Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to the Registrant’s Form 10-SB previously filed with the Commission on April 30, 2001 and incorporated herein by reference)*

16	Letter on changes in certifying accountant (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A previously filed with the Commission on April 17, 2003 and incorporated herein by reference)

21	Subsidiaries of the Registrant

23	Consent of McNair, McLemore, Middlebrooks & Co., LLP

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Independent Public Accountants” in the 2006 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)

By:	/s/ James B. Kimsey
James B. Kimsey
President and Chief Executive Officer
Date: March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Kimsey	Date: March 29, 2006
James B. Kimsey, President,
Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Ann B. Bledsoe	Date: March 29, 2006
Ann B. Bledsoe,
Chief Financial Officer
[Principal Financial Officer and Principal Accounting Officer]

/s/ Robert E. Cordle	Date: March 29, 2006
Robert E. Cordle, Director

/s/ Joe S. Crain, Jr.	Date: March 29, 2006
Joe S. Crain, Jr., Director

/s/ Douglas T. Daviston	Date: March 29, 2006
Douglas T. Daviston, Director

/s/ Otis F. Jones	Date: March 29, 2006
Otis F. Jones, Director

/s/ David LaGuardia	Date: March 29, 2006
David LaGuardia, Director

/s/ Bob B. Mann, Jr.	Date: March 29, 2006
Bob B. Mann, Jr., Director

/s/ Theo D. Mann	Date: March 29, 2006
Theo D. Mann, Director

/s/ Dennis H. McDowell, II	Date: March 29, 2006
Dennis H. McDowell, II, Director

/s/ J. Walker Moody	Date: March 29, 2006
J. Walker Moody, Director

/s/ James Van S. Mottola	Date: March 29, 2006
James Van S. Mottola
Director & Chairman of the Board

/s/ Melvin Samuels	Date : March 29, 2006
Melvin Samuels, Director

/s/ Donald L. Sprayberry, Jr.	Date: March 29, 2006
Donald L. Sprayberry, Jr., Director

/s/ Jennifer J. Thomasson	Date: March 29, 2006
Jennifer J. Thomasson, Director

/s/ Woodie T. Wood	Date: March 29, 2006
Woodie T. Wood, Director