Form 10QSB
period 2006-03-31
NEWNAN COWETA BANCSHARES INC
filed 2006-05-12
CIK 1157282

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares outstanding of the issuer’s sole class of common equity, as of May 1, 2006: 900,000; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$4,763
Federal funds sold	6,215
Securities available-for-sale, at fair value	10,329
Loans	168,280
Less allowance for loan losses	2,282

Loans, net	165,998
Premises and equipment	6,018
Other assets	4,830

Total assets	$198,153

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$15,468
Interest bearing	158,808

Total Deposits	174,276
Other borrowed funds	6,000
Subordinated Debentures	3,093
Other liabilities	1,558

Total liabilities	184,927

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained earnings	4,293
Accumulated other comprehensive income	(47)

Total stockholders’ equity	13,226

Total liabilities and stockholders’ equity	$198,153

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest income
Loans	$3,498	$2,256
Taxable securities	123	49
Federal funds sold	80	45

Total interest income	3,701	2,350

Interest expense
Deposits	1,526	826
Other borrowings	66	22

Total interest expense	1,592	848

Net interest income	2,109	1502
Provision for loan losses	224	147

Net interest income after provision for loan losses	1,885	1,355

Other income
Service charges on deposit accounts	68	67
Gain on sale of other assets	1	—
Other operating income	124	132

Total other income	193	199

Other expenses
Salaries and employee benefits	690	522
Equipment and occupancy expenses	193	141
Data processing expenses	113	110
Other operating expenses	262	226

Total other expenses	1,258	999

Income before income taxes	820	555
Income tax expense	340	210

Net income	480	345

Basic earnings per share	$.53	$.38

Diluted earnings per share	$.50	$.37

Cash dividends declared per share	$.15	$—

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net Income	480	345
Other Comprehensive Income (Loss):
Unrealized (loss) gain on securities
Available for sale arising during period	(4)	(29)

Comprehensive income	$476	$316

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
OPERATING ACTIVITIES
Net income	$480	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83	57
Provision for loan losses	224	147
Amortization and Accretion	(14)	11
Deferred Income Taxes	(3)	3
Increase in interest receivable	(175)	(81)
Increase in interest payable	(31)	125
Increase (decrease) in Income Taxes Payable	89	74
Net other operating activities	(10)	(348)

Net cash provided by (used by) operating activities	643	333

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	19	12
Net (increase) decrease in federal funds sold	4,865	(7,176)
Purchase of Federal Home Loan Bank Stock	(359)	(11)
Net increase in loans	(13,185)	(9,857)
Purchase of premises and equipment	(12)	(301)
Income from sale of repossessed assets	2	—

Net cash used in investing activities	(8,670)	(17,333)

FINANCING ACTIVITIES
Increase (decrease) in FHLB borrowing	6,000	(1,500)
Net increase in deposits	5,442	20,231

Net cash provided by financing activities	11,442	18,731

Net increase in cash and due from banks	3,415	1,731

Cash and due from banks at beginning of period	1,348	2,379

Cash and due from banks at end of period	$4,763	$4,110

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The accompanying consolidated financial statements should be read in conjunction with the Newnan Coweta Bancshares, Inc. consolidated financial statements and related notes appearing in the 2005 annual report previously filed on Form 10-KSB.

The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2006, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or stock warrants vested during the three months ended March 31, 2006 or 2005; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Net income	$480	$345

Weighted average common shares outstanding	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	58	28

Total weighted average common shares and common stock equivalents outstanding	958	928

Diluted earnings per share	$.50	$.37

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2006, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at March 31, 2006 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.58%	8.61%	4.00%
Risk-based capital ratios:
Core capital	9.39%	9.38%	4.00%
Total capital	10.64%	10.63%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2006
(Dollars in Thousands)
Commitments to extend credit	$26,744
Letters of credit	966

$27,710

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$4,763	$1,348
Federal funds sold	6,215	11,080
Securities	10,329	10,341
Loans, net	165,998	153,032
Premises and equipment	6,018	6,089
Other assets	4,830	4,238

	$198,153	$186,128

Deposits	$174,276	$168,834
Other borrowed funds	6,000	—
Subordinated Debentures	3,093	3,093
Other liabilities	1,558	1,316
Stockholders’ equity	13,226	12,885

	$198,153	$186,128

Our total assets grew by 6.46% for the first quarter of 2006. Deposit growth of $5.4 million was primarily invested in loans and short term investments. Our ratio of loans to deposits and all other funding sources increased to 90.8% at March 31, 2006 from 90.2% at December 31, 2005 continuing a strong loan demand in our primary market area. Our total equity increased by $341,000 consisting of year-to-date net income of $480,000 plus an increase in unrealized loss on securities available for sale, net of tax, of $4,000 and dividends declared for $135,000.

The bank has purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the consolidated balance sheet for March 31, 2006 in the amount of $2,137,011. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to offset the accrual of future expenses of those benefits due to the executive officers and other employee benefits.

A cash dividend of $0.15 per share has been declared payable on June 1, 2006 to shareholders of record as of April 18, 2006.

Results of Operations For The Three Months Ended March 31, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Interest income	$3,701	$2,350
Interest expense	1,592	848

Net interest income	2,109	1,502
Provision for loan losses	224	147
Other income	193	199
Other expense	1,258	999

Pretax income	820	555
Income taxes	340	210

Net income	$480	$345

Our net interest income increased by $607,000 during the first quarter of 2006 as compared to the same period in 2005. Our net interest margin increased to 4.71% during the first quarter of 2006 as compared to 4.33% during the first quarter of 2005. The increase in net interest income is due primarily to the increased rates applied to an increased volume of average loans outstanding. The net interest margin increased although cost of funds also increased to 3.74% in the first quarter of 2006 as compared to 2.58% in the first quarter of 2005.

The provision for loan losses increased by $77,000 in the first quarter of 2006 as compared to the same period in 2005. The amounts provided are indicative of our assessment of the inherent risk in the portfolio. Non-accrual loans at March 31, 2006 are $127,721. There were no loans past due ninety days or more and still accruing interest at March 31, 2006. We identified no loans in our portfolio, as of March 31, 2006, with more than the normal risks; therefore, management believes the $2.282 million in the allowance for loan losses at March 31, 2006, or 1.37% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$128	$26
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	160	181
Potential problem loans	1,724	883
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1	1
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data for the quarters ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$158,632	$126,093

Balance of allowance for loan losses at beginning of period	$2,062	$1,606

Loans charged off
Commercial and financial	2	—
Real estate mortgage	—	49
Installment	8	—

	10	49

Loans recovered
Commercial and financial	(2)	—
Real estate mortgage	—	—
Installment	(4)	(1)

	(6)	(1)

Net charge-offs (recoveries)	4	48

Additions to allowance charged to operating expense during period	224	147

Balance of allowance for loan losses at end of period	$2,282	$1,705

Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.03%

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

Other income decreased in the first quarter of 2006 as compared to the same period in 2005 by $6,000 due primarily to a decrease in mortgage origination fees.

Other expenses increased in the first quarter of 2006 as compared to the same period in 2005 by $259,000 due to increased salaries and employee benefits of $168,000, increased equipment and occupancy expenses of $52,000 and increased data processing expenses of $3,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 53 at March 31, 2006 from 40 at March 31, 2005, other annual salary increases and increased benefits expense. The increase in the number of employees is due to our overall growth. The increases in equipment and occupancy expenses and data processing expenses are due to the overall growth and space requirements to support that growth.

We recorded income tax expense of $340,000 in the first quarter of 2006 as compared to $210,000 in the first quarter of 2005. The rate of tax as a percentage of pretax income was 41.5% and 37.8%, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting in the first quarter of 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the first quarter of 2006 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the first quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the first quarter of 2006.

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

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: May 11, 2006	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: May 11, 2006	BY:	/s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)