Form 10QSB
period 2006-06-30
NEWNAN COWETA BANCSHARES INC
filed 2006-08-14
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares outstanding of the issuer’s sole class of common equity, as of August 3, 2006: 906,326; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

i

PART I – FINANCIA L INFORMATION

ITEM 1 - FINANCIAL STATEMEN TS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$3,792
Federal funds sold	12,344
Securities available-for-sale, at fair value	9,043

Loans	171,922
Less allowance for loan losses	2,310

Loans, net	169,612

Premises and equipment	5,942
Other assets	4,809

Total assets	$205,542

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$12,607
Interest bearing	174,510

Total Deposits	187,117

Other borrowed funds	0
Subordinated Debentures	3,093
Other liabilities	1,491

Total liabilities	191,701

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 900,000 shares issued and outstanding	8,980
Retained Earnings	4,928
Accumulated other comprehensive (loss)	(67)

Total stockholders’ equity	13,841
Total liabilities and stockholders’ equity	$205,542

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Interest income
Loans	$3,921	$2,683	$7,419	$4,939
Taxable securities	126	49	249	98
Federal funds sold	94	36	174	81

Total interest income	4,141	2,768	7,842	5,118

Interest expense
Deposits	1,789	967	3,315	1,793
Other borrowings	94	38	160	60

Total interest expense	1,883	1,005	3,475	1,853

Net interest income	2,258	1,763	4,367	3,265
Provision for loan losses	97	241	321	388

Net interest income after provision for loan losses	2,161	1,522	4,046	2,877

Other income
Service charges on deposit accounts	65	64	133	131
Gain on sale of other assets	—	—	1	—
Other operating income	118	97	242	229

Total other income	183	161	376	360

Other expenses
Salaries and employee benefits	795	589	1,485	1,111
Equipment and occupancy expenses	171	143	364	284
Data processing expenses	126	112	239	222
Other operating expenses	292	239	554	465

Total other expenses	1,384	1,083	2,642	2,082

Income before income taxes	960	600	1,780	1,155
Income tax expense	326	233	666	443
Net income	634	367	1,114	712

Basic earnings per share	$.70	$.41	$1.24	$.79

Diluted earnings per share	$.66	$.39	$1.16	$.76

Cash dividends per share	$.15	$.11	$.15	$.11

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDING JUNE 30, 2006 AND 2005

(Unaudited)

Dollars in thousands, except per share amounts

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net Income	634	367	1,114	712

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	(19)	16	(23)	(13)
Comprehensive income	$615	$383	$1,091	$699

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
OPERATING ACTIVITIES
Net income	$1,114	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165	113
Provision for loan losses	321	388
Amortization and Accretion	(30)	—
Deferred Income Taxes	(193)	—
Increase in interest receivable	(170)	157
Increase in interest payable	234	252
Increase (decrease) in Income Taxes Payable	(183)	—
Net other operating activities	94	(404)

Net cash provided by operating activities	1,352	1,218

INVESTING ACTIVITIES
Purchase of securities available for sale	(1,995)	—
Proceeds from maturities of securities available for sale	3,300	26
Purchase of Federal Reserve Bank and Federal Home Loan Bank Stock	(132)	(236)
Net increase in federal funds sold	(1,264)	1,993
Net increase in loans	(16,906)	(25,410)
Purchase of premises and equipment	(18)	(1,089)
Proceeds from Sale of OREO or Repossessed Assets	4	—

Net cash used in investing activities	(17,011)	(24,716)

FINANCING ACTIVITIES
Net increase in deposits	18,238	18,316
Increase in Other Borrowings	—	4,750
Cash Dividends Paid	(135)	(99)

Net cash provided by financing activities	18,103	22,967

Net increase in cash and due from banks	2,444	(531)

Cash and due from banks at beginning of period	1,348	2,379

Cash and due from banks at end of period	$3,792	$1,848

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At June 30, 2006, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or stock warrants vested annually during the six months ended June 30, 2006 or 2005; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special – purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and six month periods ended June 30, 2006 and 2005.

	Three Months Ended June, 30		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income	$634	$367	$1,114	$712

Weighted average common shares outstanding	900	900	900	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period.	60	33	59	31

Total weighted average common shares and common stock equivalents outstanding	960	933	959	931

Diluted earnings per common share	$0.66	$0.39	$1.16	$0.76

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005, as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2006, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at June 30, 2006 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.18%	8.49%	4.00%
Risk-based capital ratios:
Core capital	9.17%	9.51%	4.00%
Total capital	10.42%	10.76%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2006
(Dollars in Thousands)
Commitments to extend credit	$25,937
Letters of credit	867

$26,804

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

Financial Conditi on

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$3,792	$1,348
Federal funds sold	12,344	11,080
Securities	9,043	10,341
Loans, net	169,612	153,032
Premises and equipment	5,942	6,089
Other assets	4,809	4,238

	$205,542	$186,128

Deposits	$187,117	$168,834
Subordinated Debentures	3,093	3,093
Other liabilities	1,491	1,316
Stockholders’ equity	13,841	12,885

	$205,542	$186,128

Our total assets grew by 10.43% for the six month period ended June 30, 2006. Deposit growth of $18.28 million was primarily invested in loans and short term investments. Our ratio of loans to deposits and all other funding sources remained consistent at 90.64% as of June 30, 2006 from 90.64% as of December 31, 2005 continuing a strong loan demand in our primary market area. Our total equity increased by $956,000 consisting of year-to-date net income of $1,114,000 plus an increase in unrealized loss on securities available for sale, net of tax, of $23,000, and dividends paid in the amount of $135,000.

The bank purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for June 30, 2006 in the amount of $2,156,000. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to offset the accrual of future expenses of those benefits due to the executive officers and other employee benefits.

A cash dividend of $0.15 per share was paid on June 1, 2006 to shareholders of record as of April 18, 2006.

Results of Operations For The Three an d Six Months Ended June 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Interest income	$4,141	$2,768	$7,842	$5,118
Interest expense	1,883	1,005	3,475	1,853

Net interest income	2,258	1,763	4,367	3,265
Provision for loan losses	97	241	321	388
Other income	183	161	376	360
Other expense	1,384	1,083	2,642	2,082

Pretax income	960	600	1,780	1,155
Income taxes	326	233	666	443

Net income	634	367	1,114	712

Our net interest income increased by $495,000 and $1,102,000 during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. Our net interest margin increased to 4.75% as of June 30, 2006 as compared to 4.57% as of June 30, 2005. The increase in net interest income is due primarily to the increased rates applied to an increased volume of average loans outstanding. The net interest margin increased although cost of funds also increased to 3.95% as of June 30, 2006 as compared to 2.72% in June 30, 2005.

The provision for loan losses decreased by $144,000 and $67,000 for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The amounts are indicative of our assessment of the inherent risk in the portfolio. Non-accrual loans at June 30, 2006 were $144,427. There were no loans past due ninety days or more and still accruing interest at June 30, 2006. We identified no loans in our portfolio, as of June 30, 2006, with more than the normal risks; therefore, management believes the $2.31 million in the allowance for loan losses at June 30, 2006, or 1.36% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$144	$9
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	151	181
Potential problem loans	1,628	1,161
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1	1
Interest income that was recorded on non-accrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$165,320	$132,347

Balance of allowance for loan losses at beginning of period	$2,062	$1,606

Loans charged off
Commercial and financial	22	20
Real estate mortgage	18	49
Installment	46	—

	86	69

Loans recovered
Commercial and financial	3	—
Real estate mortgage	—	—
Installment	10	2

	13	2

Net charge-offs (recoveries)	73	67

Additions to allowance charged to operating expense during period	321	388

Balance of allowance for loan losses at end of period	$2,310	$1,927

Ratio of net loans charged off during the period to average loans outstanding	.04%	.05%

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

Other income increased by $22,000 and $16,000 for the three and six months ended June 30, 2006 as compared to the same periods in 2005. Total other income increased during the three and six months period due to an increase in Service Charges and Fees in 2006.

Other expenses increased by $301,000 and $560,000 for the three and six months ended June 30, 2006, respectively, as compared to the same period in 2005 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facilities and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

We recorded income tax expense of $326,000 and $666,000 for the three and six months ended June 30, 2006. The rate of tax as a percentage of pretax income was 34.0% and 37.4%, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Proce dures

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting in the second quarter of 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUIT Y SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the second quarter of 2006 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the second quarter of 2006.

On July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. The Company is offering a maximum of 84,000 shares of its common stock at a price of $36.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SE CURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 7, 2006 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i)	The Company’s shareholders voted on the election of five Class II directors, each to serve for a three-year term.

	For	Against	Abstain
Robert E. Cordle, Jr.	668,238	450	500
Bob B. Mann, Jr.	667,438	1,250	500
J. Walker Moody	668,038	650	500
Donald L. Sprayberry, Jr.	667,338	1,350	500
Woodie T. Wood, Jr.	656,338	11,450	1,400

The other directors whose terms of office as a director continued after the meeting are Joe S. Crain, Jr. (Class I), Douglas T. Daviston (Class III), Otis Jones, III (Class I), James B. Kimsey (Class I), David LaGuardia (Class III), Dennis H. McDowell, II (Class I), Theo D. Mann (Class III), James Van S. Mottola (Class III), Melvin Samuels (Class I), Jennifer J. Thomasson (Class III).

(ii)	Ratification of the appointment of McNair, McLemore, Middlebrooks & Company, LLP as the Company’s independent auditor. The results of the vote were 668,238 votes cast “For”; 150 votes cast “Against”; and 800 votes “Abstained.”

(iii)	No other business came before the shareholders.

ITEM 5. OTHER INFORM ATION.

None.

ITEM 6. EXHIB ITS

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIG NATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: August 11, 2006	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: August 11, 2006	BY:	/s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)