Form 10QSB
period 2006-09-30
NEWNAN COWETA BANCSHARES INC
filed 2006-11-14
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the issuer’s sole class of common equity, as of November 14, 2006: 957,314; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$2,642
Federal funds sold	21,401
Securities available-for-sale, at fair value	13,076

Loans	175,998
Less allowance for loan losses	(2,344)

173,654
Premises and equipment	5,892
Other assets	5,002

Total assets	$221,667

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$12,941
Interest bearing	187,317

Total Deposits	200,258
Other borrowings	3,093
Other liabilities	1,838

Total liabilities	205,189

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 953,492 shares issued and outstanding	10,880
Retained Earnings	5,608
Accumulated other comprehensive income	(10)

Total stockholders’ equity	16,478

Total liabilities and stockholders’ equity	$221,667

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended Sept 30, 2006	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2005
Interest income
Loans	$4,233	$2,996	$11,652	$7,935
Taxable securities	157	50	406	148
Federal funds sold	236	40	410	121

Total interest income	4,626	3,086	12,468	8,204

Interest expense
Deposits	2,156	1,146	5,471	2,939
Other borrowings	51	78	211	138

Total interest expense	2,207	1,224	5,682	3,077

Net interest income	2,419	1,862	6,786	5,127
Provision for loan losses	53	32	374	420

Net interest income after provision for loan losses	2,366	1,830	6,412	4,707

Other income
Service charges on deposit accounts	60	67	193	198
Gain on sale of securities available for sale	—	—	—	—
Other operating income	151	111	394	340

Total other income	211	178	587	538

Other expenses
Salaries and employee benefits	862	630	2,347	1,741
Equipment and occupancy expenses	170	179	534	463
Data processing expenses	126	122	365	344
Other operating expenses	291	314	845	779

Total other expenses	1,449	1,245	4,091	3,327

Income before income taxes	1,128	763	2,908	1,918
Income taxes	447	313	1,113	756

Net income	681	450	1,795	1,162

Basic earnings per share	0.73	0.50	1.97	1.29

Diluted earnings per share	0.69	0.48	1.85	1.24

Cash dividends per share	-0-	-0-	0.15	0.11

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net Income	681	450	1,795	1,162

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period	57	(18)	33	(32)

Comprehensive income	$738	$432	$1,828	$1,130

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 2006 AND 2005

(Unaudited)

(Dollars in thousands)

	Nine Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2005
OPERATING ACTIVITIES
Net income	$1,795	$1,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243	180
Provision for loan losses	374	420
Amortization and Accretion	(38)	—
Increase in interest receivable	(416)	232
Increase (decrease) in interest payable	432	342
Increase (decrease) in Income Taxes Payable	(368)	—
Net other operating activities	268	(457)

Net cash provided by operating activities	2,290	1,879

INVESTING ACTIVITIES
Purchase of securities available for sale	(8,697)	—
Proceeds from maturities of securities available for sale	6,053	38
Purchase of FHLB stock	(132)	34
Net increase in federal funds sold	(10,321)	(910)
Net increase in loans	(21,002)	(26,051)
Purchase of land, premises and equipment	(45)	(1,987)
Proceeds from sale of Other Real Estate Owned or repossessed Assets	4	—

Net cash used in investing activities	(34,140)	(28,876)

FINANCING ACTIVITIES
Net increase in deposits	31,379	29,441
Net increase (decrease) in FHLB advance and Other Borrowings	—	(450)
Cash dividends paid	(135)	(99)
Proceeds Private Sale of Stock	1,890	—
Exercise of Options	10	—

Net cash provided by financing activities	33,144	28,892

Net increase (decrease) in cash and due from banks	1,294	1,895

Cash and due from banks at beginning of period	1,348	2,379

Cash and due from banks at end of period	$2,642	$4,274

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At September 30, 2006, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options and stock warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or stock warrants vested during the nine months ended September 30, 2006 or 2005; therefore, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented.

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This pronouncement, which will be effective for Company in fiscal 2007, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on the Company’s financial position or results of operations in fiscal 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (FAS 157).” SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132R.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard is not expected to have an effect on the Company’s results of operations or financial position.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income	$681	$450	$1,795	$1,162

Weighted average common shares outstanding	927	900	909	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	60	48	59	38

Total weighted average common shares and common stock equivalents outstanding	987	948	968	938

Diluted earnings per common share	$0.69	$0.48	$1.85	$1.24

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2006, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at September 30, 2006 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Tier-1 Leverage capital ratios	9.09%	9.08%	4.00%
Risk-based capital ratios:
Tier-1 capital	10.52%	10.51%	4.00%
Total capital	11.77%	11.76%	8.00%

In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. Included in the September 30, 2006, capital is included $1,889,712 for 52,478 shares sold in this placement which is still on-going.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2006
(Dollars in Thousands)
Commitments to extend credit	$34,081
Letters of credit	1,128

$35,209

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$2,642	$1,348
Federal funds sold	21,401	11,080
Securities	13,076	10,341
Loans, net	173,654	153,032
Premises and equipment	5,892	6,089
Other assets	5,002	4,238

	$221,667	$186,128

Deposits	$200,258	$168,834
Other borrowings	3,093	3,093
Other liabilities	1,838	1,316
Stockholders’ equity	16,478	12,885

	$221,667	$186,128

Our total assets grew by 19.1% for the nine month period ended September 30, 2006. Deposit growth of $31.4 million was primarily invested in loans and short term investments. Our ratio of loans to deposits and all other funding sources declined to 85.4% as of September 30, 2006 from 89.0% as of December 31, 2005. Our total equity increased by $3.6 million consisting of 52,478 shares of common stock sold in a private placement offer for a total of $1,889,712, exercise of options in the amount of $10,000, year-to-date net income of $1,795,000 plus an decrease in unrealized loss on securities available for sale, net of tax, of $33,000, and dividends paid in the amount of $135,000.

The bank purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for September 30, 2006 in the amount of $2,170,000. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to offset the accrual of future expenses of those benefits and other employee benefits.

A cash dividend of $0.15 per share was paid on June 1, 2006 to shareholders of record as of April 18, 2006.

Results of Operations For The Three and Nine Months Ended September 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Interest income	$4,626	$3,086	$12,468	$8,204
Interest expense	2,207	1,224	5,682	3,077

Net interest income	2,419	1,862	6,786	5,127
Provision for loan losses	53	32	374	420
Other income	211	178	587	538
Other expense	1,449	1,245	4,091	3,327

Pretax income	1,128	763	2,908	1,918
Income taxes	447	313	1,113	756

Net income	$681	$450	$1,795	$1,162

Our net interest income increased by $557,000 and $1,659,000 during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. Our net interest margin increased to 4.49% as of September 30, 2006 as compared to 4.63% as of September 30, 2005. The increase in net interest income is due primarily to the increased rates applied to an increased volume of average loans outstanding. The net interest margin increased although cost of funds also increased to 4.15% as of September 30, 2006 as compared to 2.85% in September 30, 2005.

The provision for loan losses increased by $21,000 for the three months and decreased by $46,000 for the nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The amounts are indicative of our assessment of the inherent risk in the portfolio. There were no non-accrual loans at September 30, 2006. There were no loans past due ninety days or more and still accruing interest at September 30, 2006. We identified no loans in our portfolio, as of September 30, 2006, with more than the normal risks; therefore, management believes the $2.34 million in the allowance for loan losses at September 30, 2006, or 1.35% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at September 30, 2006 and 2005 is as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans	$0	$282
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	143	179
Potential problem loans	1,278	1,419
Interest income that would have been recorded on non-accrual and restructured loans under original terms	0	7
Interest income that was recorded on non-accrual and restructured loans	0	3

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$168,338	$137,630

Balance of allowance for loan losses at beginning of period	$2,062	$1,606

Loans charged off
Commercial and financial	22	29
Real estate mortgage	18	49
Installment	67	0

	107	78

Loans recovered
Commercial and financial	5	0
Real estate mortgage	0	0
Installment	10	2

	15	2

Net charge-offs (recoveries)	92	76

Additions to allowance charged to operating expense during period	$374	$420

Balance of allowance for loan losses at end of period	$2,344	$1,950

Ratio of net loans charged off during the period to average loans outstanding	.055%	.055%

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

Other income increased by $33,000 and $49,000 for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. Total other income increased during the three and nine months periods due to an increase in Other Operating Income in 2006 due primarily to increased fee income from transaction accounts and an increase in mortgage origination fees.

Other expenses increased by $204,000 and $764,000 for the three and nine months ended September 30, 2006, respectively, as compared to the same period in 2005 due primarily to increased salaries and employee benefits, additional occupancy expenses on fixed assets related to our banking facilities and due to overall deposit and asset growth and other expenses associated with the Bank’s ongoing growth.

We recorded income tax expense of $447,000 and $1,113,000 for the three and nine months ended September 30, 2006. The rate of tax as a percentage of pretax income was 39.6% and 38.3%, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting in the third quarter of 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no change to the rights of the holders of the Company’s common stock. No equity securities were sold by the Company during the third quarter of 2006 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the third quarter of 2006.

On July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. The Company is offering a maximum of 84,000 shares of its common stock at a price of $36.00 per share. This offering was made available to Directors, Officers and employees of the Company and subsidiary Neighborhood Community Bank. As of September 30, 2006, the Company has issued 52,492 shares through this offering for a total of $1,889,712. This offering remains open.

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

NEWNAN COWETA BANCSHARES, INC.

(Registrant)

DATE: November 14, 2006	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: November 14, 2006	BY:	/s/ Ann B. Bledsoe
Ann B. Bledsoe, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)