Form 10KSB
period 2006-12-31
NEWNAN COWETA BANCSHARES INC
filed 2007-03-27
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Revenues for the Registrant’s fiscal year ended December 31, 2006 total $17,994,614.

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on January 31, 2007 was approximately $20,119,671. There were 983,570 shares of Common Stock outstanding as of March 1, 2007.

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

For the Fiscal Year Ended December 31, 2006

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

The Bank

The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Employees

As of December 31, 2006 the Company and the Bank had 58 full-time equivalent employees, of whom 56 are full-time and 2 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationship with their employees is good.

Customers

It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

All phases of the Company’s banking activities are highly competitive. The Company competes actively with twelve commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Coweta County, Georgia and its surrounding areas.

Five major regional banks, with a total of fourteen branches, represent approximately 42% of the deposits in the Coweta County market. These financial institutions have greater resources and lending limits than the Bank. There are several credit unions located in Coweta County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and securities brokerage firms, some of which are not subject to the same degree of regulation as the Bank.

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

•	that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

•	the Bank’s total classified assets exceed 80% of its equity capital; or

•

the aggregate amount of dividends to be declared exceeds 50% of the Bank’s net profits after taxes but before dividends for the previous calendar year; or the ratio of equity capital to total adjusted assets is less than 6%.

Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2006, the Bank could pay approximately $984,000 in dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2006, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.79% and 10.60%, respectively.

In addition, the Federal Reserve has established minimum “leverage ratio” guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2006 was 9.47%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation (“FDIC”), which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2006. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

As of December 31, 2006, the Bank had the requisite capital levels to qualify as “well capitalized.”

On December 8, 2005, the Company completed a $3.0 million private placement of floating rate trust preferred securities through its wholly owned Delaware business trust subsidiary. The Trust Preferred Securities bear an interest rate of 6.395% for the first 5 years and a rate of 3-month LIBOR plus 1.50% thereafter, payable quarterly. The Company used the proceeds of the offering for the subsidiary, Neighborhood Community Bank, to increase the Bank’s capital levels to accommodate future growth and remain well-capitalized. Cohen Brothers and Company acted as placement agents in the offering.

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

As of December 31, 2006, the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Property for the Downtown Branch located at 60 Salbide Avenue, Newnan, Georgia 30263 is leased by the Bank with a purchase option while the Bank owns improvements. The branch facility located at 300 Finance Avenue, Peachtree City, Georgia 30269 and offices located at 37 J Calumet Parkway, Newnan, Georgia 30263 which house the mortgage origination and accounting department are owned by the Bank. An additional parcel of land located directly behind the Company’s principal office is owned by the Bank. Offices occupied by our Loan Production offices at 829 Fairways Court, Stockbridge, Georgia; 11330 Lakefield Drive Building 2, Suite 200, Duluth, Georgia; and the Mortgage Origination office at 1396 Dunlawton Avenue, Suite E-5, Port Orange, Florida are leased.

ITEM 3.	LEGAL PROCEEDINGS

The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that such claims against the Bank are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition. At December 31, 2006, management was not aware of any legal actions against the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s stock trades on the pink sheets under the symbol NWCB. Subsequent to the initial offering, shares have been traded infrequently; therefore, information available as to prices at which common stock has traded is limited. Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The data contained in the table below was compiled from public information available on NASDAQ. The following table sets forth the price range for sales of common stock for each quarter of the last two years. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

	Estimated Price Range Per Share
2006:	High	Low
First Quarter	$35.00	$27.00
Second Quarter	$35.00	$34.00
Third Quarter	$37.00	$34.00
Fourth Quarter	$40.00	$35.10

2005:	High	Low
First Quarter	$15.00	$15.00
Second Quarter	$23.00	$15.00
Third Quarter	$25.00	$23.00
Fourth Quarter	$27.00	$24.50

Holders

There were approximately 642 holders of record of the common stock as of December 31, 2006.

Dividends

The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has paid $324,000 in cash dividends to date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	84,000	$10.00	105,000
Equity compensation plans not approved by security holders	0	0	0
Total	84,000	$10.00	105,000

Recent Sales of Unregistered Securities

There has been no change to the rights to the holders of the Company’s common stock. Equity securities were sold by the Company during the fourth quarter of 2006 without registration under the Securities Act of 1933. The Company did not repurchase any shares of its common stock during the fourth quarter of 2006.

On July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. The Company is offering a maximum of 84,000 shares of its common stock at a price of $36.00 per share. This offering was made available to Directors, Officers and Employees of the Company and subsidiary Neighborhood Community Bank. As of December 31, 2006, the Company has issued 66,644 shares through this offering for a total of $2,399,184 less expenses for the offering of $20,000. This offering was closed as of February 15, 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Neighborhood Community Bank, at December 31, 2006 and 2005 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 which are included in this Annual Report on Form 10-KSB.

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

OVERVIEW

The year 2006 was highlighted by significant loan and deposit growth. Our primary market area of Coweta County, Fayette County and Henry County, Georgia continues to grow, and we are strategically positioned to take advantage of that growth. The area’s growth should provide a base for continued profitability.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, for a summary of the Company’s off-balance sheet arrangements, see Note 11, “Commitments and Contingencies,” to consolidated financial statements attached hereto.

FINANCIAL CONDITION AT DECEMBER 31, 2006 AND 2005

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$3,328	$1,348

Federal funds sold	9,579	11,080

Securities	13,719	10,940

Loans, net	187,352	153,032

Premises and equipment	5,846	6,089

Other assets	4,283	3,665

	$224,107	$186,154

Total deposits	$201,216	$168,879

Subordinated Debentures	3,093	3,093

Other liabilities	2,117	1,297

Stockholders’ equity	17,681	12,885

	$224,107	$186,154

As of December 31, 2006, we had total assets of $224 million, an increase of 20.39% over December 31, 2005. Total interest-earning assets were $211 million at December 31, 2006, or 94.00% of total assets, compared to 94.04% at December 31, 2005. Our primary interest-earning assets at December 31, 2006 were loans, which made up 88.94% of total interest-earning assets as compared to 87.72% at December 31, 2005. Our loan to deposit ratio was 93.11% at December 31, 2006, as compared to 90.64% at December 31, 2005. Deposit growth of $32 million has been used primarily to fund loan growth of $34 million.

Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $13 million at December 31, 2006, compared to $10.3 million at December 31, 2005.

At December 31, 2006, 85% of our loan portfolio was collateralized, primarily by real estate located in our market area of Coweta, Fayette and Henry and surrounding counties. A breakdown of our real estate loan portfolio as of December 31, 2006 is as follows: Our construction and land development loans, which comprise 50% of the real estate loan portfolio, consisted of loans primarily collateralized by one-to-four family residential properties. Real estate loans secured by one-to-four family residential properties comprised 5% of the real estate loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties totaled 45% of the real estate loan portfolio. We generally require that loans collateralized by real estate not exceed 80% percent of the collateral value.

The remaining 15% percent of the loan portfolio consists of commercial, consumer and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

Our liquidity and capital resources are monitored on a periodic basis by management, state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory at December 31, 2006.

At December 31, 2006, we had loan commitments outstanding of $30.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2006, our capital ratios were classified “well capitalized” based on regulatory minimum capital requirements. Stockholders’ equity increased in 2006 due to the purchase of stock totaling $2,389,184, net income of $2,505,942, and an increase in accumulated other comprehensive income in the amount of $35,367, net of the related tax effect and payment of dividends totaling $135,000. Other comprehensive income consists of unrealized gains and losses on securities available for sale. For regulatory purposes, the net unrealized gains and losses on securities available for sale are excluded in the computation of regulatory capital ratios.

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2006, the bank can pay approximately $984,000 dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 2006 are as follows:

	Actual
	Newnan Coweta Bancshares, Inc.	Neighborhood Community Bank	Regulatory Requirements
Leverage capital ratio	9.47%	9.47%	5.00%
Risk-based capital ratios:
Core capital	10.60%	10.58%	6.00%
Total capital	11.79%	11.78%	10.00%

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. At December 31, 2006, a total of 66,644 had been sold for a value of $2,399,184. Expenses included in the offering totaled $20,000. The offering closed February 15, 2007.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Interest income	$17,174	$11,612

Interest expense	7,989	4,501

Net interest income	9,185	7,111

Provision for loan losses	385	548

Other income	821	748

Other expenses	5,548	4,489

Pretax income	4,073	2,822

Income taxes	1,567	1,113

Net income	$2,506	$1,709

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

The net yield on average interest-earning assets was 4.73% in 2006, as compared to 4.68% in 2005. Average loans increased by $30.8 million, which was the primary change in average interest-earning assets that increased overall by $42.4 million. The rate earned on average interest-earning assets increased to 8.84% in 2006 from 7.65% in 2005. Average interest-bearing liabilities increased by $36.8 million, with average time deposits accounting for the majority of this increase. The rate paid on average interest-bearing liabilities increased to 4.54% in 2006, as compared to 3.31% in 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $385,000 in 2006, as compared to $548,000 in 2005. The decrease is due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by evaluating local economic conditions that are outside of the bank’s control, which affect the ability of borrowers to repay, on a quarterly basis. Our evaluation of local economic conditions considers significant factors relative to the Housing Inventory, Vacant Development Lots Inventory, Time to Sell Housing, Time to Sell Vacant Development Lots, Mortgage Rates, Unemployment, Consumer Price Index, and Bankruptcy Filings. These considerations produce a range of average and median values for the recommended change in the current Allowance for Loan and Lease Losses. Management evaluates the movement in these values and considers the impact on the bank’s position and realigns the Allowance for Loan and Lease Losses accordingly. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. The allowance for loan losses as a percentage of total loans was 1.23% as of December 31, 2006, compared to 1.33% at December 31, 2005.

NONINTEREST INCOME

Noninterest income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Noninterest income was $821,000 in 2006, as compared to $748,000 in 2005, resulting in an increase of $73,000. The increase is primarily due to mortgage origination fees generated from the mortgage origination department which was established during 2003. There were sales of securities in 2006 resulting in a minimal loss.

NONINTEREST EXPENSES

Noninterest expenses were $5,548,000 in 2006, as compared to $4,489,000 in 2005, or an increase of $1,059,000. Salaries and employees’ benefits increased by $894,000 due to an increase in the number of full time equivalent employees to 56 at December 31, 2006 from 39 at December 31, 2005, other annual salary increases, and increased costs of employee benefits. Equipment and occupancy expenses increased by $111,000, due primarily to the increase in depreciation expenses, insurance expenses, maintenance contracts, and taxes, which were directly related to the overall growth of the Bank. Securities Losses, Net increased by $1,000, due to the net loss of the sale of securities during 2006. Other expenses increased by $53,000, due primarily to increased advertising costs of $51,000, which is a result of entering into new markets. Data processing expenses totaled $495,974 in 2006 compared to $473,051 in 2005. Director fees totaled $223,050 and $205,350 for 2006 and 2005 respectively.

INCOME TAXES

Income tax expense was $1,567 for the year ended December 31, 2006, which resulted in an effective tax rate of 38.5% as compared to $1,113,000 for the year ended December 31, 2005.

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

At December 31, 2006, our cumulative one-year interest rate-sensitivity gap ratio was 122%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will re-price during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
FHLB & FRB Stock	$732	$—	$—	$—	$732
Federal Funds Sold	9,579	—	—	—	9,579
Securities	—	2,398	8,583	2,006	12,987
Loans	166,912	8,544	14,225	—	189,681

	177,223	10,942	22,808	2,006	212,979

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	29,637	—	—	—	29,637
Time deposits	46,615	78,176	31,987	—	156,778
Other borrowed funds	—	—	3,093	—	3,093

	76,252	78,176	35,080	—	189,508
Interest rate sensitivity gap	$100,971	$(67,234)	$(12,272)	$2,006	$23,471

Cumulative interest rate sensitivity gap	$100,971	$33,737	$21,465	$23,471

Interest rate sensitivity gap ratio	2.32	0.14	0.65	—

Cumulative interest rate sensitivity gap ratio	2.32	1.22	1.11	1.12

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

	2006			2005
	(dollars in thousands)
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
Cash and due from banks	$2,739	—	—%	$2,971	—	—%
Taxable securities	11,210	588	5.25	4,621	227	4.91
Unrealized gains on securities	(71)			(2)		—
Federal funds sold	11,464	586	5.11	6,502	225	3.45
Loans (2) (3)	171,546	15,999	9.33	140,683	11,160	7.93
Allowance for loan losses	(2,280)	—	—	(1,823)	—	—
Other assets	10,715	—	—	9,430	—	—

	$205,323			$162,382

Total interest-earning assets	$194,220	17,173	8.84%	$151,806	11,612	7.65%

Noninterest-bearing demand	$13,205	—	—%	$12,518	—	—%
Interest-bearing demand and savings	27,846	690	2.48	23,842	327	1.37
Time deposits	143,784	7,040	4.90	108,502	4,013	3.70

Total deposits	$184,835	7,730		$144,862	4,340
Trust Preferred Securities	$3,093	202	6.53%
Other borrowings	1,107	57	5.15	3,595	161	4.48
Other liabilities	1,742	—	—	984	—	—
Stockholders’ equity (4)	14,546	—	—	12,941	—	—

	$205,323			$162,382

Total interest-bearing liabilities	$175,830	7,989	4.54%	$135,939	4,501	3.31%

Net interest income		9,184			7,111

Net interest spread			4.30%			4.34%

Net yield on average interest-earning assets			4.73%			4.68%

(1)	Average balances were determined using the daily average balances.
(2)	Includes nonaccrual loans with average balances of $72,578 and $128,060 for the years ended December 31, 2006 and 2005, respectively.
(3)	Interest and fees on loans includes $1,095,000 and $1,157,000 of loan fee income for the years ended December 31, 2006 and 2005, respectively. There was no interest income recognized on nonaccrual loans during 2006 or 2005.
(4)	Average unrealized gains on securities available for sale are included in stockholders’ equity, net of tax.

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

	Year Ended December 31, 2006 Changes Due To:
	Volume	Rate	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$2,448	$2,391	$4,839
Interest on taxable securities	320	41	361
Interest on federal funds sold	172	189	361

Total interest income	2,940	2,621	5,561

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	$55	$308	$363
Interest on time deposits	1,305	1,722	3,027
Interest on Trust Preferred Securities	0	202	202
Interest on other borrowings	(111)	7	(104)

Total interest expense	1,249	2,239	3,488

Net interest income	$1,691	$382	$2,073

INVESTMENT PORTFOLIO

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
U.S. Government agencies	$12,987	10,193
Mortgage backed securities	—	148

	12,987	10,341

MATURITIES

The amounts of debt securities in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

	One year or less		After one through five years		After five through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$2,398	5.30	$8,583	5.02	$2,006	6.08

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$—	—	$12,987	5.23

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

TYPES OF LOANS

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2006	2005
	(Dollars in Thousands)
Commercial and financial	$24,922	$20,950
Real estate acquisition & development	47,409	23,957
Real estate construction	32,881	33,869
Real estate mortgage	81,615	73,384
Consumer installment and other	2,947	3,061

	189,774	155,221
Deferred loan fees	(94)	(127)
Allowance for loan losses	(2,328)	(2,062)

Net loans	$187,352	$153,032

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial and Financial

One year or less	$15,597
After one through five years	9,325
After five years	—

24,922

Real Estate Acquisition & Development
One year or less	47,196
After one through five years	213
After five years	—

47,409

Real Estate Construction
One year or less	32,881
After one through five years	—
After five years	—

32,881

Real Estate Mortgage
One year or less	38,648
After one through five years	37,787
After five years	5,180

81,615

Consumer Installment and other
One year or less	1,885
After one through five years	979
After five years	83

2,947

$189,774

The following table summarizes loans at December 31, 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$8,978
Floating or adjustable interest rates	44,589

$53,567

RISK ELEMENTS

Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$129	$265
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	70	0
Restructured loans	125	170
Loans, now current, about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	7	2
Interest income that was recorded on nonaccrual and restructured loans	14	0

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

	December 31,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$171,546	$140,683

Balance of allowance for loan losses at beginning of year	$2,062	$1,606

Loans charged off
Commercial	22	47
Real estate mortgage	19	49
Installment	96	0

	137	96

Loans recovered
Commercial	7	3
Real estate mortgage	0	1
Installment	11	0

	18	4

Net charge-offs	119	92

Additions to allowance charged to operating expense during year	385	548

Balance of allowance for loan losses at end of year	$2,328	$2,062

Ratio of net loans charged off during the year to average loans outstanding	.0694%	.0654%

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

Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2006 Percent of loans in each category to total loans		December 31, 2005 Percent of loans in each category to total loans
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial and Financial	$303	13%	$282	14%
Real estate – construction	978	42%	768	37%
Real estate – mortgage	1,001	43%	975	47%
Consumer installment and other	46	2%	37	2%

	$2,328	100%	$2,062	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits are presented below. (1)

	Years Ended December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand	$13,205	—%	$12,518	—%
Interest-bearing demand and savings	27,846	2.48%	23,842	1.37%
Time deposits	143,784	4.90%	108,502	3.70%

	$184,835	4.18%	$144,862	3.00%

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three months through twelve months, and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$21,673
Over three months through twelve months	23,387
Over twelve months	7,961

Total	$53,021

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Year Ended December 31,
	2006	2005
Return on assets (1)	1.22%	1.05%
Return on equity (2)	17.23%	13.21%
Dividend payout ratio (3)	5.51%	5.79%
Equity to assets ratio (4)	7.08%	7.97%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

CONTRACTUAL OBLIGATIONS

The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table discloses aggregate information about their contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2006.

	Payments due by period (in Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$3,093	$0	$0	$0	$3,093
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	56	42	14	0	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$3,149	$42	$14	$0	$3,093

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included as Exhibit 99.1 hereto and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Upon written request, a copy of the Company’s Code of Ethics shall be furnished to shareholders without charge. Please direct your requests to Ann Bledsoe, Newnan Coweta Bancshares, Inc., 145 Millard Farmer Industrial Boulevard, Newnan, Georgia 30263.

The information appearing under the heading “Election of Directors” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report (the “2007 Proxy Statement”) relating to the annual meeting of shareholders of the Company, expected to be held in June 2007, is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Related Party Transactions and Director Independence” in the 2007 Proxy Statement is incorporated herein by reference.

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

The information appearing under the heading “Independent Public Accountants” in the 2007 Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

By:	/s/ James B. Kimsey
James B. Kimsey
President and Chief Executive Officer
Date: March 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Kimsey	Date: March 21, 2007
James B. Kimsey, President,
Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Ann B. Bledsoe	Date: March 21, 2007
Ann B. Bledsoe,
Chief Financial Officer
[Principal Financial Officer and Principal Accounting Officer]

/s/ Robert E. Cordle	Date: March 21, 2007
Robert E. Cordle, Director

/s/ Joe S. Crain	Date: March 21, 2007
Joe S. Crain, Jr., Director

/s/ Douglas T. Daviston	Date: March 21, 2007
Douglas T. Daviston, Director

/s/ Otis F. Jones	Date: March 21, 2007
Otis F. Jones, Director

/s/ David LaGuardia	Date: March 21, 2007
David LaGuardia, Director

/s/ Bob B. Mann	Date: March 21, 2007
Bob B. Mann, Jr., Director

/s/ Theo D. Mann	Date: March 21, 2007
Theo D. Mann, Director

/s/ Dennis H. McDowell	Date: March 21, 2007
Dennis H. McDowell, II, Director

/s/ J. Walker Moody	Date: March 21, 2007
J. Walker Moody, Director

/s/ James Van S. Mottola	Date: March 21, 2007
James Van S. Mottola
Director & Chairman of the Board

/s/ Melvin Samuels	Date: March 21, 2007
Melvin Samuels, Director

/s/ Donald L. Sprayberry	Date: March 21, 2007
Donald L. Sprayberry, Jr., Director

/s/ Jennifer J. Thomasson	Date: March 21, 2007
Jennifer J. Thomasson, Director

/s/ Woodie T. Wood	Date: March 21, 2007
Woodie T. Wood, Director