Form 10QSB
period 2007-03-31
NEWNAN COWETA BANCSHARES INC
filed 2007-05-14
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of the issuer’s sole class of common equity, as of May 9, 2007: 1,006,070; no par value.

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$2,298
Federal funds sold	20,503
Securities available-for-sale, at fair value	13,002
Loans	190,129
Less allowance for loan losses	(2,376)

Loans, net	187,753
Premises and equipment	5,813
Other assets	5,221

Total assets	$234,590

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$11,488
Interest bearing	198,719

Total Deposits	210,207
Subordinated Debentures	3,093
Other liabilities	2,445

Total liabilities	215,745

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 997,070 shares issued and outstanding	12,104
Retained earnings	6,741
Accumulated other comprehensive income	0

Total stockholders’ equity	18,845

Total liabilities and stockholders’ equity	$234,590

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest income
Loans	$4,394	$3,498
Taxable securities	191	123
Federal funds sold	166	80

Total interest income	4,751	3,701

Interest expense
Deposits	2,326	1,526
Other borrowings	50	66

Total interest expense	2,376	1,592

Net interest income	2,375	2,109
Provision for loan losses	121	224

Net interest income after provision for loan losses	2,254	1,885

Other income
Service charges on deposit accounts	59	68
Gain (Loss) on sale of other assets	(5)	1
Other operating income	150	124

Total other income	204	193

Other expenses
Salaries and employee benefits	929	690
Equipment and occupancy expenses	178	193
Data processing expenses	139	113
Other operating expenses	219	262

Total other expenses	1,465	1,258

Income before income taxes	993	820
Income tax expense	391	340

Net income	602	480

Other comprehensive loss:
Unrealized (loss)gain on securities available for sale arising during period	7	(4)

Comprehensive income	$609	$476

Basic earnings per share	$.62	$.53

Diluted earnings per share	$.58	$.50

Dividends Declared per share	$.18	$.15

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATING ACTIVITIES
Net income	$602	$480
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation	75	83
Provision for loan losses	120	224
Amortization and Accretion	(3)	(14)
Deferred Income Taxes	—	(3)
Increase in interest receivable	(124)	(175)
Increase in interest payable	(328)	(31)
Increase (decrease) in Income Taxes Payable	368	89
Net other operating activities	53	(10)

Net cash provided by (used by) operating activities	763	643

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	—	19
Net (increase) decrease in federal funds sold	(10,924)	4,865
Purchase of Federal Home Loan Bank Stock	(31)	(359)
Net increase in loans	(521)	(13,185)
Purchase of premises and equipment	(42)	(12)
Income from sale of repossessed assets	—	2

Net cash used in investing activities	(11,518)	(8,670)

FINANCING ACTIVITIES
Increase (decrease) in FHLB borrowing	—	6,000
Net increase in deposits	8,991	5,442
Proceeds for the sale of Stock	609	—
Exercise of Options	125	—

Net cash provided by financing activities	9,725	11,442

Net increase in cash and due from banks	(1,030)	3,415
Cash and due from banks at beginning of period	3,328	1,348

Cash and due from banks at end of period	$2,298	$4,763

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE	1. BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) and eliminations of inter-company accounts and transactions, which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE	2. STOCK COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R). SFAS No. 123R, Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on fair values. Proforma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123R was effective for periods beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 123R beginning January 1, 2006. Because all options and warrants granted by the Company had vested as of December 31, 2005, the implementation of SFAS No. 123R did not have an impact on the Company.

Prior to the implementation of SFAS No. 123R, the Company accounted for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost was reflected in net income, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

NOTE	3. CURRENT ACCOUNTING DEVELOPMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have an impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 I mplementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special – purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an impact on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement did not have an impact on our financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132R.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard did not have an effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE	4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Net income	$602	$480

Weighted average common shares outstanding	989	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	53	58

Total weighted average common shares and common stock equivalents outstanding	1,042	958

Diluted earnings per share	$.58	$.50

NOTE	5. LOANS

The composition of loans as of March 31, 2007 is summarized as follows:

Commercial and Financial	$ 29,842
Real Estate – Acquisition and Development	89,308
Real Estate – Construction	62,635
Real Estate – Mortgage	5,712
Consumer Installment and Other	2,716

190,213
Deferred Loan Fees	(84)
Allowance for Loan Losses	(2,376)

$187,753

The Company originates primarily commercial, residential and consumer loans to customers in Coweta County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-three percent of the Company’s loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area.

Changes in the allowance for loan losses for the periods ended March 31 are as follows:

	2007	2006
Balance, Beginning	$2,328	$2,062
Provision for Loan Losses	121	224
Loans Charged Off	(75)	(10)
Recoveries of Loans Previously Charged Off	2	6

Balance, Ending	$2,376	$2,282

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2007, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at March 31, 2007 were as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	9.67%	9.67%	4.00%
Risk-based capital ratios:
Core capital	11.07%	11.05%	4.00%
Total capital	12.27%	12.26%	8.00%

In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. Included in the March 31, 2007, capital is included $3,008,520 for 83,570 shares sold in this placement which ended on April 28, 2007.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2007
(Dollars in Thousands)
Commitments to extend credit	$26,472
Letters of credit	1,321

$27,793

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$2,298	$3,328
Federal funds sold	20,503	9,579
Securities	13,002	12,987
Loans, net	187,753	187,352
Premises and equipment	5,813	5,846
Other assets	5,221	5,015

	$234,590	$224,107

Deposits	$210,207	$201,215
Subordinated Debentures	3,093	3,093
Other liabilities	2,445	2,118
Stockholders’ equity	18,845	17,681

	$234,590	$224,107

Our total assets grew by 4.68% for the first quarter of 2007. Deposit growth of $9.0 million was primarily invested in loans and short term investments. Our ratio of loans to deposits and other borrowings decreased to 88.02% at March 31, 2007 from 91.70% at December 31, 2006. Our total equity increased by $1.2 million consisting of year-to-date net income of $602,000, an increase in unrealized loss on securities available for sale, net of tax, of $7,000, and the final sales of the private placement stock totaling $609,000.

The bank has purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for March 31, 2007 in the amount of $2,215,000. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to off set the accrual of future expenses of those benefits due to the executive officers and other employee benefits.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Interest income	$4,751	$3,701
Interest expense	2,376	1,592

Net interest income	2,375	2,109
Provision for loan losses	121	224
Other income	204	193
Other expense	1,465	1,258

Pretax income	993	820
Income taxes	391	340

Net income	$602	$480

Our net interest income increased by $266,000 during the first quarter of 2007 as compared to the same period in 2006. Our net interest margin decreased to 4.19% during the first quarter of 2007 as compared to 4.71% during the first quarter of 2006. The decrease in net interest income is due primarily to the increased rates applied to an increased volume of average total deposits. The cost of funds increased to 4.63% in the first quarter of 2007 as compared to 3.74% in the first quarter of 2006.

The provision for loan losses decreased by $103,000 in the first quarter of 2007 as compared to the same period in 2006. The amounts provided are indicative of our assessment of the inherent risk in the portfolio. Non-accrual loans at March 31, 2007 are $429,000. There were no loans past due ninety days or more and still accruing interest at March 31, 2007. We identified no loans in our portfolio, as of March 31, 2007, with more than the normal risks; therefore, management believes the $2.4 million in the allowance for loan losses at March 31, 2007, or 1.25% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans	$429	$128
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	118	160
Potential problem loans	2,382	1,724
Interest income that would have been recorded on non-accrual and restructured loans under original terms	21	1
Interest income that was recorded on non-accrual and restructured loans	3	0

Potential problem loans are defined as loans which may have documentation weaknesses or loans which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms. These special circumstances may cause the loan to be placed on non-accrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This determination is made when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is well-secured, in the process of collection, or special circumstances exist which lead management to believe collection is probable.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention have been included in the table above, but do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Information regarding certain loans and allowance for loan loss data for the quarters ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$186,273	$158,632

Balance of allowance for loan losses at beginning of period	$2,328	$2,062

Loans charged off
Commercial and financial	74	2
Real estate mortgage	—	—
Installment	1	8

	75	10

Loans recovered
Commercial and financial	(1)	(2)
Real estate mortgage	—	—
Installment	(1)	(4)

	(2)	(6)

Net charge-offs (recoveries)	73	4

Additions to allowance charged to operating expense during period	121	224

Balance of allowance for loan losses at end of period	$2,376	$2,282

Ratio of net loans charged off during the period to average loans outstanding	0.0392	0.0025

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

Other income increased in the first quarter of 2007 as compared to the same period in 2006 by $11,000 due primarily to the increase in mortgage origination fee income.

Other expenses increased in the first quarter of 2007 as compared to the same period in 2006 by $207,000 due to increased salaries and employee benefits of $239,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 62 at March 31, 2007 from 53 at March 31, 2006, other annual salary increases, and increased benefits expense. The increase in the number of employees is due to our overall growth.

We recorded income tax expense of $391,000 in the first quarter of 2007 as compared to $340,000 in the first quarter of 2006. The rate of tax as a percentage of pretax income was 39.4% and 41.5%, respectively.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change to the rights of the holders of the Company’s common stock. A total of 16,926 equity securities were sold by the Company during the first quarter of 2007 without registration under the Securities Act of 1933. The shares were sold in the private offering described below, and the total proceeds from the 2007 first quarter sales were $609,336. The Company did not repurchase any shares of its common stock during the first quarter of 2007.

On July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. The Company is offering a maximum of 84,000 shares of its common stock at a price of $36.00 per share. This offering was made available to directors, officers and employees of the Company and its subsidiary Neighborhood Community Bank. As of March 31, 2007, the Company has issued 83,570 shares through this offering for a total of $3,008,520. This offering was closed on February 28, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the first quarter of 2007.

ITEM 5. OTHER INFORMATION

None

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

NEWNAN COWETA BANCSHARES, INC.

(Registrant)

DATE: May 11, 2007	BY:	/s/ James B. Kimsey
James B. Kimsey, President and Chief
Executive Officer
(Principal Executive Officer)

DATE: May 11, 2007	BY:	/s/ J. Randal McKoon
J. Randal McKoon, Group Vice President / Comptroller
(Principal Financial and Accounting Officer)