Form 10QSB
period 2007-06-30
NEWNAN COWETA BANCSHARES INC
filed 2007-08-13
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________ to ___________

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

Number of shares outstanding of the issuer’s sole class of common equity, as of July 24, 2007: 1,006,070; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

i

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$2,898
Federal funds sold	14,868
Securities available-for-sale, at fair value	15,936
Loans	190,448
Less allowance for loan losses	2,400

Loans, net	188,048
Premises and equipment	8,869
Other assets	5,126

Total assets	$235,745

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$11,692
Interest bearing	198,983

Total Deposits	210,675
Subordinated Debentures	3,093
Other liabilities	2,493

Total liabilities	216,261

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 1,006,070 shares issued and outstanding	12,193
Retained Earnings	7,334
Accumulated other comprehensive (loss)	(43)

Total stockholders’ equity	19,484

Total liabilities and stockholders’ equity	$235,745

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest income
Loans	$4,519	$3,921	$8,913	$7,419
Taxable securities	207	126	398	249
Federal funds sold	216	94	382	174

Total interest income	4,942	4,141	9,693	7,842

Interest expense
Deposits	2,502	1,789	4,828	3,315
Other borrowings	49	94	99	160

Total interest expense	2,551	1,883	4,927	3,475

Net interest income	2,391	2,258	4,766	4,367
Provision for loan losses	50	97	171	321

Net interest income after provision for loan losses	2,341	2,161	4,595	4,046

Other income
Service charges on deposit accounts	64	65	123	133
Gain (Loss) on sale of other assets	(2)	—	(7)	1
Other operating income	154	118	304	242

Total other income	216	183	420	376

Other expenses
Salaries and employee benefits	988	795	1,917	1,485
Equipment and occupancy expenses	179	171	357	364
Data processing expenses	140	126	279	239
Other operating expenses	295	292	514	554

Total other expenses	1,602	1,384	3,067	2,642

Income before income taxes	955	960	1,948	1,780
Income tax expense	361	326	752	666

Net income	594	634	1,196	1,114

Other comprehensive loss:
Unrealized (loss)gain on securities Available for sale arising during period	(42)	(19)	(35)	(23)

Comprehensive income	552	615	1,161	1,091

Basic earnings per share	$.60	$.70	$1.20	$1.24

Diluted earnings per share	$.56	$.66	$1.15	$1.16

Cash dividends per share	$.18	$.15	$.18	$.15

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
OPERATING ACTIVITIES
Net income	$1,196	$1,114
Adjustments to reconcile net income to net cash provided by operatingactivities:
Depreciation	151	165
Provision for loan losses	171	321
Amortization and Accretion	(6)	(30)
Deferred Income Taxes	2	(193)
Increase in interest receivable	(103)	(170)
Increase in interest payable	(121)	234
Increase (decrease) in Income Taxes Payable	362	(183)
Net other operating activities	66	94

Net cash provided by operating activities	1,718	1,352

INVESTING ACTIVITIES
Purchase of securities available for sale	(3,000)	(1,995)
Proceeds from maturities of securities available for sale	—	3,300
Purchase of Federal Reserve Bank and Federal Home Loan Bank Stock	86	(132)
Net increase in federal funds sold	(5,288)	(1,264)
Net increase in loans	(2,684)	(16,906)
Purchase of premises and equipment	(3,174)	(18)
Proceeds from Sale of OREO or Repossessed Assets	1,810	4

Net cash used in investing activities	(12,250)	(17,011)

FINANCING ACTIVITIES
Net increase in deposits	9,459	18,238
Cash Dividends Paid	(181)	(135)
Proceeds for the sale of Stock	609	—
Exercise of Options	215	—

Net cash provided by financing activities	10,102	18,103

Net increase in cash and due from banks	(430)	2,444
Cash and due from banks at beginning of period	3,328	1,348

Cash and due from banks at end of period	$2,898	$3,792

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

The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June, 30		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Net income	$594	$634	$1,196	$1,114

Weighted average common shares outstanding	1,006	900	997	900
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period.	46	60	46	59

Total weighted average common shares and common stock equivalents outstanding	1,052	960	1,043	959

Diluted earnings per common share	$.56	$0.66	$1.15	$1.16

NOTE 5. LOANS

The composition of loans as of June 30, 2007 is summarized as follows:

Commercial and Financial	$25,633
Real Estate – Acquisition and Development	119,737
Real Estate – Construction	34,442
Real Estate – Mortgage	8,324
Consumer Installment and Other	2,385

190,521
Deferred Loan Fees	(73)
Allowance for Loan Losses	(2,400)

$188,048

The Company originates primarily commercial, residential, and consumer loans to customers in Coweta County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-five percent of the Company’s loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area.

Changes in the allowance for loan losses for the periods ended June 30, 2007 are as follows:

	2007	2006
Balance, Beginning	$2,328	$2,062
Provision for Loan Losses	171	321
Loans Charged Off	(103)	(86)
Recoveries of Loans Previously Charged Off	4	13

Balance, Ending	$2,400	$2,310

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006, as filed in our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2007, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at June 30, 2007 were as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	9.78%	9.77%	4.00%
Risk-based capital ratios:
Core capital	11.24%	11.22%	4.00%
Total capital	12.44%	12.42%	8.00%

In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. Included in the June 30, 2007 capital is $3,008,520 for 83,570 shares sold in this placement which ended on April 28, 2007.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2007
(Dollars in Thousands)
Commitments to extend credit	$25,115
Letters of credit	1,324

$26,439

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

During the quarter ending June 30, 2007, the Bank purchased a parcel of land located at 105 Carriage Oaks Drive, Tyrone, Georgia for the Tyrone Branch. In addition, the Company has an agreement in the amount of approximately $850,000 for the construction of this facility. As of June 30, 2007, approximately $450,000 of the Tyrone Branch construction agreement has been paid and is included in “Premises and Equipment” in the Consolidated Balance Sheet. The Bank purchased two additional parcels of land in Coweta County during the three month period ended June 30, 2007. These properties will be used to locate future branch facilities. No construction agreements exist for these properties as of June 30, 2007.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$2,898	$3,328
Federal funds sold	14,868	9,549
Securities	15,936	12,987
Loans, net	188,048	187,352
Premises and equipment	8,869	5,846
Other assets	5,126	5,015
	$235,745	$224,107
Deposits	$210,675	$201,215
Subordinated Debentures	3,093	3,093
Other liabilities	2,493	2,118
Stockholders’ equity	19,484	17,681

	$235,745	$224,107

Our total assets grew by 5.19% for the six month period ended June 30, 2007. Deposit growth of $9.5 million was primarily invested in loans and short term investments. Our ratio of loans to deposits and all other funding sources slightly declined to 87.97% as of June 30, 2007 from 91.70% as of December 31, 2006. Our total equity increased by $1,803,000 consisting of year-to-date net income of $1,196,000, an increase in Common Stock of $824,000, offset by dividends paid of $181,000, and an increase in unrealized loss on securities available for sale, net of tax, totaling $36,000.

Premises and equipment increased by $3,023,000 for the six month period ended June 30, 2007. The increase is primarily due to the purchase of three parcels of land totaling $2,660,000 for future branch sites and the $450,000 paid on the construction contract for the Tyrone branch.

The bank purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for June 30, 2007 in the amount of $2,236,000. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to offset the accrual of future expenses of those benefits due to the executive officers and other employee benefits.

A cash dividend of $0.18 per share was paid on June 1, 2007 to shareholders of record as of April 20, 2007.

Results of Operations For The Three and Six Months Ended June 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Interest income	$4,942	$4,141	$9,693	$7,842
Interest expense	2,551	1,883	4,927	3,475

Net interest income	2,391	2,258	4,766	4,367
Provision for loan losses	50	97	171	321
Other income	216	183	420	376
Other expense	1,602	1,384	3,067	2,642

Pretax income	955	960	1,948	1,780
Income taxes	361	326	752	666

Net income	594	634	1,196	1,114

Our net interest income increased by $133 and $399 during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Our net interest margin decreased to 4.19% as of June 30, 2007 as compared to 4.75% as of June 30, 2006. The cost of funds increased to 4.71% for the six months ended June 30, 2007 as compared to 3.95% for the same period ending June 30, 2006.

The provision for loan losses decreased by $47,000 and $150,000 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The amounts are indicative of our assessment of the inherent risk in the portfolio. Non-accrual loans at June 30, 2007 were $225,000. There were 3 loans past due ninety days or more and still accruing interest at June 30, 2007 amounting to $1,654,000. We identified no loans in our portfolio, as of June 30, 2007, with more than the normal risks; therefore, management believes the $2.4 million in the allowance for loan losses at June 30, 2007, or 1.28% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at June 30, 2007 and 2006 is as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans	$225	$144
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	1,654	0
Restructured loans	0	151
Potential problem loans	24,137	1,628
Interest income that would have been recorded on non-accrual and restructured loans under original terms	10	1
Interest income that was recorded on non-accrual and restructured loans	9	0

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$187,762	$165,320

Balance of allowance for loan losses at beginning of period	$2,328	$2,062

Loans charged off
Commercial and financial	101	22
Real estate mortgage	—	18
Installment	2	46

	103	86

Loans recovered
Commercial and financial	2	3
Real estate mortgage	—	—
Installment	2	10

	4	13

Net charge-offs (recoveries)	99	73

Additions to allowance charged to operating expense during period	171	321

Balance of allowance for loan losses at end of period	$2,400	$2,310

Ratio of net loans charged off during the period to average loans outstanding	.05%	.04%

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. The loans are then classified by loan type and assigned an allowance percentage based on our specific experience and the historical experience of the banking industry in general. Loan classifications are subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the loan is reviewed on an individual basis to determine possible loss. A specific allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is less than the carrying value of the loan.

Other income increased by $33,000 and $44,000 for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Total other income increased during the three and six months period due to an increase in Fee income in 2007.

Other expenses increased by $218,000 and $425,000 for the three and six months ended June 30, 2007, respectively, as compared to the same period in 2006 due primarily to increased salaries and employee benefits, overall increase in deposits and assets, and other expenses associated with the Bank’s ongoing growth.

We recorded income tax expense of $361,000 and $752,000 for the three and six months ended June 30, 2007. The rate of tax as a percentage of pretax income was 37.80% and 38.60%, respectively.

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

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting in the second quarter of 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 13, 2007 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i)	The Company’s shareholders voted on the election of five Class III directors, each to serve for a three-year term.

	For	Against	Abstain
Douglas T. Daviston	638,891	350	0
David LaGuardia	634,691	3,650	900
Theo D. Mann	638,891	350	0
James Van S. Mottola	636,191	3,050	0
Jennifer T. Thomasson	634,557	4,684	0

The other directors whose terms of office as a director continued after the meeting are Joe S. Crain, Jr. (Class I), Robert E. Cordle, Jr. (Class II), Otis Jones, III (Class I), James B. Kimsey (Class I), Bob B. Mann, Jr. (Class II), Dennis H. McDowell, II (Class I), J. Walker Moody (Class II), Donald L. Sprayberry, Jr. (Class II), Melvin Samuels (Class I), Woody T. Wood, Jr. (Class II).

(ii) Ratification of the appointment of McNair, McLemore, Middlebrooks & Company, LLP as the Company’s independent auditor. The results of the vote were 636,291 votes cast “For”; 150 votes cast “Against”; and 2,800 votes “Abstained.”

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

NEWNAN COWETA BANCSHARES, INC.

(Registrant)

DATE:	August 13, 2007	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE:	August 13, 2007	BY:	/s/ Eric L. Matistic
Eric L. Matistic, Sr. Vice President and CFO
(Principal Financial Officer)