Form 10QSB
period 2007-09-30
NEWNAN COWETA BANCSHARES INC
filed 2007-11-14
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares outstanding of the issuer’s sole class of common equity, as of November 14, 2007: 1,006,070; no par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

(Dollars in thousands)

Assets
Cash and due from banks	$3,710
Federal funds sold	9,090
Securities available-for-sale, at fair value	21,407

Loans	185,395
Less allowance for loan losses	(2,625)

Loans, net	182,770

Premises and equipment	9,331
Other assets	5,523

Total assets	$231,831

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$11,605
Interest bearing	194,949

Total Deposits	206,554

Subordinated Debentures	3,093
Other liabilities	2,453

Total liabilities	212,100

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 1,006,070 shares issued and outstanding	12,193
Retained Earnings	7,506
Accumulated other comprehensive income	32

Total stockholders’ equity	19,731

Total liabilities and stockholders’ equity	$231,831

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006
Interest income
Loans	$4,103	$4,233	$13,016	$11,652
Taxable securities	249	157	647	406
Federal funds sold	240	236	622	410

Total interest income	4,592	4,626	14,285	12,468

Interest expense
Deposits	2,544	2,156	7,372	5,471
Other borrowings	51	51	150	211

Total interest expense	2,595	2,207	7,522	5,682

Net interest income	1,997	2,419	6,763	6,786
Provision for loan losses	260	53	431	374

Net interest income after provision for loan losses	1,737	2,366	6,332	6,412

Other income
Service charges on deposit accounts	68	60	191	193
Gain on sale of securities available for sale	—	—	(7)	—
Other operating income	138	151	442	394

Total other income	206	211	626	587

Other expenses
Salaries and employee benefits	973	862	2,890	2,347
Equipment and occupancy expenses	185	170	542	534
Data processing expenses	137	126	416	365
Other operating expenses	368	291	882	845

Total other expenses	1,663	1,449	4,730	4,091

Income before income taxes	280	1,128	2,228	2,908
Income tax expense	107	447	859	1,113

Net income	173	681	1,369	1,795

Other Comprehensive gain:
Unrealized (loss)gain on securities
Available for sale arising during period	74	57	39	33

Comprehensive income	247	738	1,408	1,828

Basic earnings per share	0.17	0.73	1.37	1.97

Diluted earnings per share	0.16	0.69	1.31	1.85

Cash dividends per share	-0-	-0-	0.18	0.15

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 2007 AND 2006

(Unaudited)

(Dollars in thousands)

	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006
OPERATING ACTIVITIES
Net income	$1,369	$1,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	243
Provision for loan losses	431	374
Amortization and Accretion	(11)	(38)
Increase in interest receivable	(504)	(416)
Increase (decrease) in interest payable	(81)	432
Increase (decrease) in Income Taxes Payable	107	(368)
Net other operating activities	228	268

Net cash provided by operating activities	1,770	2,290

INVESTING ACTIVITIES
Purchase of securities available for sale	(10,390)	(8,697)
Proceeds from maturities of securities available for sale	2,032	6,053
Purchase of Restricted Stock	—	(132)
Proceeds from sale of restricted stocks	86	—
Net (increase) decrease in federal funds sold	489	(10,321)
Net (increase) decrease in loans	2,320	(21,002)
Purchase of land, premises and equipment	(3,716)	(45)
Proceeds from sale of Other Real Estate and Repossessions	1,810	4

Net cash used in investing activities	(7,369)	(34,140)

FINANCING ACTIVITIES
Net increase in deposits	5,338	31,379
Cash dividends paid	(181)	(135)
Proceeds Private Sale of Stock	609	1,890
Exercise of Options	215	10

Net cash provided by financing activities	5,981	33,144

Net increase (decrease) in cash and due from banks	382	1,294
Cash and due from banks at beginning of period	3,328	1,348

Cash and due from banks at end of period	$3,710	$2,642

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

The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Net income	$173	$681	$1,369	$1,795

Weighted average common shares outstanding	1,006	927	1,000	909
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	45	60	46	59

Total weighted average common shares and common stock equivalents outstanding	1,051	987	1,046	968

Diluted earnings per common share	$0.16	$0.69	$1.31	$1.85

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

NOTE 5. LOANS

The composition of loans as of September 30, 2007 is summarized as follows:

Commercial and Financial	$26,184
Real Estate – Acquisition and Development	114,323
Real Estate – Construction	33,516
Real Estate – Mortgage	9,036
Consumer Installment and Other	2,391

185,450
Deferred Loan Fees	(55)
Allowance for Loan Losses	(2,625)

$182,770

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

Changes in the allowance for loan losses for the periods ended September 30, 2007 and 2006 are as follows:

	2007	2006
Balance, Beginning	$2,328	$2,062
Provision for Loan Losses	431	374
Loans Charged Off	(154)	(107)
Recoveries of Loans Previously Charged Off	20	15

Balance, Ending	$2,625	$2,344

NEWNAN COWETA BANCSHARES, INC. AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2007, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at September 30, 2007 were as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	9.76%	9.76%	4.00%
Risk-based capital ratios:
Core capital	11.56%	11.56%	4.00%
Total capital	12.81%	12.81%	8.00%

In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. Included in the September 30, 2007 capital is $3,008,520 for 83,570 shares sold in this placement which ended on April 28, 2007.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2007
(Dollars in Thousands)
Commitments to extend credit	$23,564
Letters of credit	1,117

$24,681

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

During the quarter ending June 30, 2007, the Bank purchased a parcel of land located at 105 Carriage Oaks Drive, Tyrone, Georgia for the Tyrone Branch. Since that time, the Company has completed the construction of this facility and it began operations on September 11, 2007. The Bank purchased two additional parcels of land in Coweta County during the nine month period ended September 30, 2007. These properties will be used to locate future branch facilities. No construction agreements exist for these properties as of September 30, 2007.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$3,710	$3,328
Federal funds sold	9,090	9,579
Securities	21,407	12,987
Loans, net	182,770	187,352
Premises and equipment	9,331	5,846
Other assets	5,523	5,015

	$231,831	$224,107

Deposits	$206,554	$201,215
Subordinated Debentures	3,093	3,093
Other liabilities	2,453	2,118
Stockholders’ equity	19,731	17,681

	$231,831	$224,107

Our total assets grew by 3.45% for the nine month period ended September 30, 2007. Loans receivable were $185.4 million at September 30, 2007, a decrease of $4.3 million or 2.2% from the $189.7 million total at December 31, 2006. The decrease in loan balances is primarily the result of a slowdown in the housing and real estate market. As deposit growth continued, increasing by $5.3 million versus December 31, 2006, our ratio of loans to deposits and all other funding sources decreased to 87.18% as of September 30, 2007 from 91.70% as of December 31, 2006. During the nine month period ending September 30, 2007, the Company purchased approximately $10.4 million of available for sale securities which outpaced our maturities of approximately $2.0 million.

Our total equity at September 30, 2007 was $19.7 million compared to $17.7 million at December 31, 2006. The increase during the first nine months of 2007 was due to $1,369,000 million in net income, an increase in Common Stock of $824,000, and the $39,000 increase in market value on our securities available for sale. These increases were offset by the cash dividend declaration of $181,000.

Premises and equipment increased by $3,485,000 during the nine month period ending September 30, 2007. The increase was primarily due to the addition of a new branch in Tyrone Georgia and the purchase of two parcels of land totaling $2,133,000. These properties will be used to locate future Branch sites.

The bank purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in “other assets” on the Consolidated Balance Sheet for September 30, 2007 in the amount of $2,256,000. The bank has established an unqualified benefit plan in which specific executive officers have salary continuation contracts. Earnings from the bank owned life insurance is utilized to offset the accrual of future expenses of those benefits due to the executive officers and other employee benefits.

Results of Operations For The Three and Nine Months Ended September 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Interest income	$4,592	$4,626	$14,285	$12,468
Interest expense	2,595	2,207	7,522	5,682

Net interest income	1,997	2,419	6,763	6,786
Provision for loan losses	260	53	431	374
Other income	206	211	626	587
Other expense	1,663	1,449	4,730	4,091

Pretax income	280	1,128	2,228	2,908
Income taxes	107	447	859	1,113

Net income	$173	$681	$1,369	$1,795

Our net interest income decreased by $422,000 and $23,000 during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. For both the quarter and the first nine months, the decrease in net interest income was due to an increase in nonperforming loans. As of September 30th, non-accrual loans totaled $12,859,000. Our net interest margin decreased to 3.99% as of September 30, 2007 as compared to 4.49% as of September 30, 2006 due to the non-accrual loans and a 61 basis point increase in costs of funds. The cost of funds increased to 4.76% as of September 30, 2007 as compared to 4.15% in September 30, 2006 primarily due to the upward pricing on certificates of deposit as a result of higher market interest rates existing since early 2006.

The provision for loan losses increased by $207,000 and $57,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. There was $12,859,000 in non-accrual loans as of September 30, 2007. This increase in non-accrual loans is due to management’s review of the current loan portfolio in relation to the economic conditions surrounding the bank. There were no loans past due ninety days or more and still accruing interest at September 30, 2007. We identified $14,960,000 of loans in our portfolio, as of September 30, 2007, with more than the normal risks; therefore, management has accessed the allowance for loan losses and believes the $2.625 million at September 30, 2007, or 1.4% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at September 30, 2007 and 2006 is as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans	$12,859	$0
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	0	0
Restructured loans	45	143
Potential problem loans	14,960	1,278
Interest income that would have been recorded on non-accrual and restructured loans under original terms	122	0
Interest income that was recorded on non-accrual and restructured loans	203	0

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

As of September 30, 2007 there were no amounts recorded in other real estate owned. In October, the Bank foreclosed on approximately $2.0 million, and has subsequently recorded this amount in other real estate owned.

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$186,094	$168,338

Balance of allowance for loan losses at beginning of period	$2,328	$2,062

Loans charged off
Commercial and financial	150	22
Real estate mortgage	—	18
Installment	4	67

	154	107

Loans recovered
Commercial and financial	14	5
Real estate mortgage	—	0
Installment	6	10

	20	15

Net charge-offs (recoveries)	134	92

Additions to allowance charged to operating expense during period	$431	$374

Balance of allowance for loan losses at end of period	$2,625	$2,344

Ratio of net loans charged off during the period to average loans outstanding	.072%	.055%

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. The loans are then classified by loan type and assigned an allowance percentage based on our specific experience and the historical experience of the banking industry in general. Loan classifications are subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the loan is reviewed on an individual basis to determine the amount of the impairment. A specific allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is less than the carrying value of the loan.

The Bank continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of the non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time

Other income increased by $39,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was attributable to additional fee income. During the three month period ending September 30, 2007 other income decreased by $5,000. This decrease was driven by the decreased in mortgage loan fee income.

Other expenses increased by $214,000 and $639,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006 due primarily to increased salaries and employee benefits and other expenses associated with the Bank’s ongoing growth.

We recorded income tax expense of $107,000 and $859,000 for the three and six months ended September 30, 2007. The rate of tax as a percentage of pretax income was 38.21% and 38.55%, respectively.

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

Based upon an evaluation of our disclosure controls and procedures as of the end of the period covering this quarterly report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting in the third quarter of 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

None

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

NEWNAN COWETA BANCSHARES, INC.

(Registrant)

DATE: November 14, 2007	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: November 14, 2007	BY:	/s/ Eric L. Matistic
Eric L. Matistic, Sr. Vice President and CFO
(Principal Financial Officer)