Form 10-K
period 2007-12-31
NEWNAN COWETA BANCSHARES INC
filed 2008-03-31
CIK 1157282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-33221

NEWNAN COWETA BANCSHARES, INC.

(Name of Issuer as Specified in Its Charter)

Georgia	58-2655471
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

145 Millard Farmer Industrial Blvd.

Newnan, Georgia 30263

(Address of Principal Executive Offices)(Zip Code)

(770) 683-6222

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK NO PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of June 30, 2007: $16,385,865 (based on the stock price of $37.25 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,006,070 shares of no par value common stock as of February 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of Newnan Coweta Bancshares, Inc. (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could, “ “may, “ “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•

Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

•

Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

•

Changing business or regulatory conditions or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•

Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. BUSINESS

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

Employees

As of December 31, 2007 the Company and the Bank had 62 full-time equivalent employees, of whom 61 are full-time and 2 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationship with their employees is good.

Customers

It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

All phases of the Company’s banking activities are highly competitive. The Company competes actively with twenty-one commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Coweta County, Georgia, Fayette County, Georgia, and its surrounding areas.

Five major regional banks, with a total of twenty-one branches, represent approximately 52% of the deposits in the Coweta County and Fayette County markets. These financial institutions have greater resources and lending limits than the Bank. There are several credit unions located in Coweta County and Fayette County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and securities brokerage firms, some of which are not subject to the same degree of regulation as the Bank.

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

In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

•	that dividends of cash or property may be paid only out of the retained earnings of the Bank;

•	that dividends may not be paid if the Bank’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of the Bank’s capital stock; and

•	that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

•	the Bank’s total classified assets exceed 80% of its equity capital; or

•

the aggregate amount of dividends to be declared exceeds 50% of the Bank’s net profits after taxes but before dividends for the previous calendar year; or the ratio of tier 1 capital to adjusted total assets is less than 6%.

Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2007, the Bank could not pay dividends to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2007, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.13% and 10.95%, respectively.

In addition, the Federal Reserve has established minimum “leverage ratio” guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2007 was 9.83%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation (“FDIC”), which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2007. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

As of December 31, 2007, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

On July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. The Company offered a maximum of 84,000 shares of its common stock at a price of $36.00 per share. This offering was made available to Directors, Officers and Employees of the Company and subsidiary Neighborhood Community Bank. As of December 31, 2007, the Company has issued 83,570 shares through this offering for a total of $3,008,520 less expenses for the offering of $20,000. This offering was closed as of February 15, 2007.

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

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law will merge Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) during 2006. Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and it also authorizes the FDIC to revise its risk-based deposit insurance assessment program.

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

Anti-Terrorism Legislation

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

Sarbanes-Oxley Act of 2002

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

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and report on management’s assessment and the operating effectiveness of these controls.

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

The Company believes that the Guidance will be applicable to it because of the nature of the bank’s commercial real estate lending. For a summary of the Company’s loan concentrations, see Note 3, “Loans,” to consolidated financial statements attached hereto. The Company plans to fully comply with all requirements of the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the Georgia legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

ITEM 2. PROPERTIES

As of December 31, 2007, the principal offices of the Company and the Bank were located at 145 Millard Farmer Industrial Blvd., Newnan, Georgia 30263. This property is owned by the Bank. Property for the Downtown Branch located at 60 Salbide Avenue, Newnan, Georgia 30263 is leased by the Bank with a purchase option while the Bank owns improvements. The branch facility located at 300 Finance Avenue, Peachtree City, Georgia 30269, the branch facility located at 105 Carriage Oaks Drive, Tyrone, Georgia 30290, and offices located at 37 J Calumet Parkway, Newnan, Georgia 30263 which house the mortgage origination and accounting department are owned by the Bank. Additional parcels of land located directly behind the Company’s principal office, Lot 1 at Summerline Boulevard, Newnan, Georgia, and also Lot 79 of the Fifth Land District of Coweta County, Georgia are all owned by the Bank. A Mortgage Origination office at 174 West Comstock Avenue, Suite 209, Winter Park, Florida 32789 is leased. On February 28, 2008, the Bank completed a sale/leaseback transaction of the principal office, Peachtree City, and Tyrone branch facilities.

ITEM 3. LEGAL PROCEEDINGS

The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that such claims against the Bank are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition. At December 31, 2007, management was not aware of any legal actions against the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

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

	Estimated Price Range Per Share
	High	Low
2007:
First Quarter	$40.00	$37.10
Second Quarter	$39.00	$37.00
Third Quarter	$37.25	$35.00
Fourth Quarter	$35.00	$29.00

	High	Low
2006:
First Quarter	$35.00	$27.00
Second Quarter	$35.00	$34.00
Third Quarter	$37.00	$34.00
Fourth Quarter	$40.00	$35.10

Holders

There were approximately 621 holders of record of the common stock as of December 31, 2007.

Dividends

The Bank is subject to restrictions on the payment of dividends under Georgia law and the regulations of the DBF. The Company is also subject to limits on payment of dividends by the rules, regulations and policies of federal banking authorities. The primary source of funds available for the payment of cash dividends by the Company are dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as by the Company to its shareholders. In addition, the Company is currently restricted from declaring or paying dividends (common or preferred) to its shareholders without prior approval of the Federal Reserve Bank. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what amounts would be declared or whether such dividends would continue. The Company has paid $505,093 in cash dividends to date.

Recent Sales of Unregistered Securities

There has been no change to the rights to the holders of the Company’s common stock. The Company did not repurchase any shares of its common stock during the fourth quarter of 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Neighborhood Community Bank, at December 31, 2007 and 2006 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this Annual Report or Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 which are included in this Annual Report on Form 10-K.

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

OVERVIEW

In 2007, our business was affected as a result of competition and market conditions. Specifically, in the second half of 2007 a downturn in the residential housing market resulted in an increased provision for loan and lease losses. In addition, we witnessed increased competition for deposits. As a result for 2007, loans and deposits decreased versus 2006. Our primary market area of Coweta County and Fayette County, Georgia continues to grow, and we are strategically positioned to take advantage of that growth.

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

FINANCIAL CONDITION AT DECEMBER 31, 2007 AND 2006

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2007	2006
	(Dollars in Thousands)
Cash and due from banks	$5,076	$3,328
Federal funds sold	6,059	9,579
Securities	21,232	13,719
Loans, net	175,708	187,352
Premises and equipment	9,448	5,846
Other Real Estate	12,643	—
Other assets	7,803	4,283

	$237,969	$224,107

Total deposits	$195,539	$201,216
Subordinated Debentures	3,093	3,093
Other Borrowed Funds	18,000	—
Other liabilities	1,736	2,117
Stockholders’ equity	19,601	17,681

	$237,969	$224,107

As of December 31, 2007, we had total assets of $238.0 million, an increase of 6.19% over December 31, 2006. Total interest-earning assets, including loans placed on non-accrual, were $205.5 million at December 31, 2007, or 86.34% of total assets, compared to 95.07% at December 31, 2006. Our primary interest-earning assets at December 31, 2007 were loans, which made up 86.72% of total interest-earning assets as compared to 89.06% at December 31, 2006. Our loan to deposit ratio was 89.86% at December 31, 2007, as compared to 93.11% at December 31, 2006.

Our securities portfolio, consisting of U.S. Agency securities and mortgage-backed securities, totaled $19.8 million at December 31, 2007, compared to $13.0 million at December 31, 2006.

At December 31, 2007, 79.84% of our loan portfolio was collateralized, primarily by real estate located in our market area of Coweta, Fayette and Henry and surrounding counties. A breakdown of our real estate loan portfolio as of December 31, 2007 is as follows: Our construction and land development loans, which comprise 49.53% of the real estate loan portfolio, consisted of loans primarily collateralized by one-to-four family residential properties. Real estate loans secured by one-to-four family residential properties comprised 6.23% of the real estate loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties totaled 44.24% of the real estate loan portfolio. We generally require that loans collateralized by real estate not exceed 80% percent of the collateral value.

The remaining 20.16% percent of the loan portfolio consists of commercial, consumer and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

At December 31, 2007 Premises and equipment totaled $9.4 million, an increased of $3.6 million from the December 31, 2006 total of $5.8million. The increase was primarily due to the addition of a new branch in Tyrone Georgia and the purchase of two parcels of land. These properties will be used to locate future Branch sites.

Other Real Estate Owned (“OREO”) totaled $12.6 million at December 31, 2007. OREO represents nonperforming construction and land development loans in which the Bank has gone through the foreclosure process. The property is recorded at the lower of cost or fair value at the date acquired. Net gains or losses realized at the time of disposal are reflected in non interest income or non interest expense, as applicable.

The increase in Other Assets from December 31, 2006 to December 31, 2007 is primarily driven by an additional purchase of bank-owned life insurance covering certain key employees. The amount purchased in 2007 totaled $3.1 million. At December 31, 2007 the total cash surrender value on all bank-owned life insurance policies approximates $5.4 million

LIQUIDITY AND CAPITAL RESOURCES

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

Our liquidity and capital resources are monitored on a periodic basis by management, state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory at December 31, 2007.

At December 31, 2007, we had loan commitments outstanding of $18.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2007, our capital ratios were classified “well capitalized” based on regulatory minimum capital requirements. Stockholders’ equity increased in 2007 due to $609,335 in connection with the issuance of private placement, the exercise of stock options totaling $215,000, net income of $1,181,491, and an increase in accumulated other comprehensive income in the amount of $95,259, net of the related tax effect. Payment of dividends totaling $181,092 offset the increase. Other comprehensive income consists of unrealized gains and losses on securities available for sale. For regulatory purposes, the net unrealized gains and losses on securities available for sale are excluded in the computation of regulatory capital ratios.

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2007, the bank can not pay dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 2007 are as follows:

	Actual
	Newnan Coweta Bancshares, Inc.	Neighborhood Community Bank	Regulatory Requirements
Leverage capital ratio	9.83%	9.83%	5.00%
Risk-based capital ratios:
Core capital	10.95%	10.95%	6.00%
Total capital	12.13%	12.13%	10.00%

These ratios, we are committed to remaining well capitalized based on current economic conditions. We may experience a short-term decline, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings and managing asset growth will assist in keeping these ratios at satisfactory levels.

In anticipation of growth, on July 6, 2006, Newnan Coweta Bancshares, Inc. began a private placement offering a maximum of 84,000 shares to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 505 of Regulation D under the Securities Act. At December 31, 2007, a total of 83,570 had been sold for a value of $3,008,520. Expenses included in the offering totaled $20,000. The offering closed February 15, 2007.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2007	2006
	(Dollars in Thousands)
Interest income	$18,302	$17,174
Interest expense	9,958	7,989

Net interest income	8,344	9,185
Provision for loan losses	906	385
Other income	925	821
Other expenses	6,482	5,548

Pretax income	1,881	4,073
Income taxes	700	1,567

Net income	$1,181	$2,506

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

The net yield on average interest-earning assets was 3.85% in 2007, as compared to 4.73% in 2006. Average loans increased by $14.4 million, which was the primary change in average interest-earning assets that increased overall by $22.3 million. The rate earned on average interest-earning assets decreased to 8.45% in 2007 from 8.84% in 2006. Average interest-bearing liabilities increased by $22.0 million, with average time deposits accounting for the majority of this increase. The rate paid on average interest-bearing liabilities increased to 5.03% in 2007, as compared to 4.54% in 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $906,000 in 2007, as compared to $385,000 in 2006. The increase is due to maintaining our allowance for loan losses at a level based upon the application of our monthly calculation of the allowance for loan loss methodology. The allowance for loan loss methodology is calculated by using historical loss experience and adjusting for qualitative factors that are outside of the bank’s control, which affect the ability of borrowers to repay, on a quarterly basis. Our evaluation includes past due loan trends, loan grades, and local economic conditions relative to the Housing Inventory, Vacant Development Lots Inventory, Time to Sell Housing, Time to Sell Vacant Development Lots, Mortgage Rates, Unemployment, Consumer Price Index, and Bankruptcy Filings. These considerations produce a range of average and median values for the recommended change in the current Allowance for Loan and Lease Losses. Management evaluates the movement in these values and considers the impact on the bank’s position and realigns the Allowance for Loan and Lease Losses accordingly. Based upon our evaluation of the loan portfolio through our allowance for loan loss methodology, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. In addition, classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses on a monthly basis. The allowance for loan losses as a percentage of total loans was 1.36% as of December 31, 2007, compared to 1.23% at December 31, 2006.

NONINTEREST INCOME

Noninterest income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Noninterest income was $925,000 in 2007, as compared to $821,000 in 2006, resulting in an increase of $104,000. The increase is primarily due to the sale of securities for a gain of $43,197 and mortgage origination fees generated from the mortgage origination department which was established during 2003.

NONINTEREST EXPENSES

Noninterest expenses were $6,482,000 in 2007, as compared to $5,548,000 in 2006, or an increase of $934,000. Salaries and employees’ benefits increased by $633,000 due to an increase in the number of full time equivalent employees to 62 at December 31, 2007 from 56 at December 31, 2006, other annual salary increases, and increased costs of employee benefits. Equipment and occupancy expenses increased by $40,000, due primarily to the increase in depreciation expenses, insurance expenses, maintenance contracts, and taxes, which were directly related to the overall growth of the Bank. The losses on the sale of assets, net increased by $25,000, due primarily to the sale of assets repossessed during the year. Other expenses increased by $237,000, due primarily to increased FDIC Insurance cost of $59,000, which is a result of a new few schedule from the FDIC. Data processing expenses totaled $554,000 in 2007 compared to $496,000 in 2006. Professional fees totaled $326,000 for 2007 and $228,000 for 2006.

INCOME TAXES

Income tax expense was $700,000 for the year ended December 31, 2007, which resulted in an effective tax rate of 37.2% as compared to $1,567,000 for the year ended December 31, 2006.

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

At December 31, 2007, our cumulative one-year interest rate-sensitivity gap ratio was 104%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will re-price during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the re-pricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the re-pricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as re-pricing within the same period may in fact re-price at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
FHLB & FRB Stock	$1,451	$—	$—	$—	$1,451
Federal Funds Sold	6,059	—	—	—	6,059
Securities	—	—	—	19,781	19,781
Loans	157,895	9,194	11,088	1	178,178

	165,405	9,194	11,088	19,782	205,469

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	32,729	—	—	—	32,729
Time deposits	44,244	77,609	27,956	—	149,809
Other borrowed funds	13,000	—	8,093	—	21,093

	89,973	77,609	36,049	—	203,631
Interest rate sensitivity gap	$75,432	$(68,415)	$(24,961)	$19,782	$1,838

Cumulative interest rate sensitivity gap	$75,432	$7,017	$(17,944)	$1,838

Interest rate sensitivity gap ratio	1.84	0.12	0.31	—

Cumulative interest rate sensitivity gap ratio	1.84	1.04	0.91	1.01

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

	2007			2006
	(dollars in thousands)
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
Cash and due from banks	$2,964	—	—%	$2,739	—	—%
Taxable securities	17,156	918	5.35	11,210	588	5.25
Unrealized gains on securities	11			(71)
Federal funds sold	13,441	691	5.14	11,464	586	5.11
Loans (2) (3)	185,906	16,693	8.99	171,546	15,999	9.33
Allowance for loan losses	(2,381)	—	—	(2,280)	—	—
Other assets	14,741	—	—	10,715	—	—

	$231,838			$205,323

Total interest-earning assets	$216,514	18,302	8.45%	$194,220	17,173	8.84%

Noninterest-bearing demand	$12,124	—	—%	$13,205	—	—%
Interest-bearing demand and savings	35,136	1,173	3.34	27,846	690	2.48
Time deposits	158,905	8,555	5.38	143,784	7,040	4.90

Total deposits	$206,165	9,728		$184,835	7,730
Trust Preferred Securities	$3,093	199	6.43%	3,093	202	6.53
Other borrowings	701	31	4.42	1,107	57	5.15
Other liabilities	2,361	—	—	1,742	—	—
Stockholders’ equity (4)	19,518	—	—	14,546	—	—

	$231,838			$205,323

Total interest-bearing liabilities	$197,835	9,958	5.03%	$175,830	7,989	4.54%

Net interest income		8,344			9,184

Net interest spread			3.42%			4.30%

Net yield on average interest-earning assets			3.85%			4.73%

(1)	Average balances were determined using the daily average balances.
(2)	Includes nonaccrual loans with average balances of $5,190,911 and $72,578 for the years ended December 31, 2007 and 2006, respectively.
(3)	Interest and fees on loans includes $770,000 and $1,095,000 of loan fee income for the years ended December 31, 2007 and 2006, respectively. There was no interest income recognized on nonaccrual loans during 2006 or 2005.
(4)	Average unrealized gains on securities available for sale are included in stockholders’ equity, net of tax.

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

	Year Ended December 31, 2007 Changes Due To:
	Volume	Rate	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,344	$(650)	$694
Interest on taxable securities	312	21	333
Interest on federal funds sold	101	4	105

Total interest income	1,757	(625)	1,132

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	$180	$306	$486
Interest on time deposits	740	775	1,515
Interest on Trust Preferred Securities	0	(3)	(3)
Interest on other borrowings	(21)	(5)	(26)

Total interest expense	899	1,073	1,972

Net interest income	$858	$(1,698)	$(840)

INVESTMENT PORTFOLIO

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
U.S. Government agencies	$10,080	12,987
Mortgage backed securities	9,701	—

	19,781	12,987

MATURITIES

The amounts of debt securities in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.

	One year or less		After One through five years		After five through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$—	—	$—	—	$10,080	5.04
Mortgage Backed Securities	—	—	—	—	—	—

	$—	—	$—	—	$10,080	5.04

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	$—	—	$10,080	5.04
Mortgage Backed Securities	9,701	5.37	9,701	5.37

	$9,701	5.37	$19,781	5.21

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

TYPES OF LOANS

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2007	2006
	(Dollars in Thousands)
Commercial and financial	$33,507	$24,922
Real estate acquisition & development	44,321	47,409
Real estate construction	26,137	32,881
Real estate mortgage	71,794	81,615
Consumer installment and other	2,419	2,947

	178,178	189,774
Deferred loan fees	(44)	(94)
Allowance for loan losses	(2,426)	(2,328)

Net loans	$175,708	$187,352

The following is a summary of information pertaining to impaired loans:

	December 31,
	2007	2006
	(Dollars in Thousands)
Impaired Loans	$14,240	$128
Valuation	(421)	—

Net Impaired Loans	$13,819	$128

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 2007 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial and Financial
One year or less	$18,919
After one through five years	14,588
After five years	—

33,507

Real Estate Acquisition & Development
One year or less	39,440
After one through five years	4,881
After five years	—

44,321

Real Estate Construction
One year or less	25,243
After one through five years	894
After five years	—

26,137

Real Estate Mortgage
One year or less	33,362
After one through five years	31,909
After five years	6,523

71,794

Consumer Installment and other
One year or less	1,494
After one through five years	910
After five years	15

2,419

$178,178

The following table summarizes loans at December 31, 2007 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$9,890
Floating or adjustable interest rates	49,830

$59,720

RISK ELEMENTS

Information with respect to non-accrual, past due, restructured and other problem loans at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$16,007	$129
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	44	70
Restructured loans	0	125
Loans, now current, about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	144	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	213	7
Interest income that was recorded on nonaccrual and restructured loans	344	14

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

	December 31,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$185,962	$171,546

Balance of allowance for loan losses at beginning of year	$2,328	$2,062

Loans charged off
Commercial	152	22
Real estate mortgage	621	19
Installment	58	96

	831	137

Loans recovered
Commercial	16	7
Real estate mortgage	0	0
Installment	7	11

	23	18

Net charge-offs	808	119

Additions to allowance charged to operating expense during year	906	385

Balance of allowance for loan losses at end of year	$2,426	$2,328

Ratio of net loans charged off during the year to average loans outstanding	.4345%	.0694%

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

Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2007 Percent of loans in each category to total loans		December 31, 2006 Percent of loans in each category to total loans
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Commercial and Financial	$360	19%	$303	13%
Real estate – construction	1,340	40%	978	42%
Real estate – mortgage	708	40%	1,001	43%
Consumer installment and other	18	1%	46	2%

	$2,426	100%	$2,328	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits are presented below. (1)

	Years Ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Noninterest-bearing demand	$12,124	—%	$13,205	—%
Interest-bearing demand and savings	35,118	3.34%	27,846	2.48%
Time deposits	158,905	5.38%	143,784	4.90%

	$206,147	4.72%	$184,835	4.18%

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three months through twelve months, and (3) over twelve months.

(Dollars in Thousands)
Three months or less	$19,265
Over three months through twelve months	28,454
Over twelve months	9,121

Total	$56,840

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Year Ended December 31,
	2007	2006
Return on assets (1)	0.51%	1.22%
Return on equity (2)	6.05%	17.23%
Dividend payout ratio (3)	15.25%	5.51%
Equity to assets ratio (4)	8.42%	7.08%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

CONTRACTUAL OBLIGATIONS

The Company and the Bank have various contractual obligations that they must fund as part of their normal operations. The following table discloses aggregate information about their contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2007.

	Payments due by period (in Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$21,093	$13,000	$5,000	$0	$3,093
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations (1)	159	75	46	38	0
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	0	0	0	0	0

Total	$21,252	$13,075	$5,046	$38	$3,093

(1)	In February 2008, the Bank entered a sale/leaseback transaction. However, the table above does not include these transactions.

ITEM 8. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included as Exhibit 13.1 hereto and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two years, the Company did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of Newnan Coweta Bancshares, Inc. and subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Newnan Coweta Bancshares, Inc. and subsidiary has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting met those criteria and is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

On February 28, 2008, the Bank, completed a sale/leaseback transaction on the main office located in Newnan and the branches located in Peachtree City and Tyrone. The purchaser/lessor is Out-Med, IV LLC, whose members and board of managers include three of the Company’s board of directors: Mr. Theo Mann, Mr. Jim Mottola, and Mr. David LaGuardia. In total, the Bank sold and concurrently leased back land and buildings/improvements with a carrying amount of $5.47 million. Net proceeds of the sale to the Bank were $8.51 million, resulting in a gain, net of transaction cost, of $3.04 million. The Bank will recognize the gain ratable over the ten year expected term of the leases. A copy of the purchase agreement and each lease is attached to this report as Exhibit 10.4.

In addition, on June 8, 2007, the Bank purchased from Out-Med IV, LLC, 1.52 acres located on Highway 34 in Newnan, Georgia for future branch expansion. The purchase price was $797,611.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Upon written request, a copy of the Company’s Code of Ethics shall be furnished to shareholders without charge. Please direct your requests to Karen Duffy, Newnan Coweta Bancshares, Inc., 145 Millard Farmer Industrial Boulevard, Newnan, Georgia 30263.

The information appearing under the heading “Election of Directors” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report (the “2008 Proxy Statement”) relating to the annual meeting of shareholders of the Company, expected to be held in June 2008, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Ownership of Common Stock” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Related Party Transactions and Director Independence” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The information appearing under the heading “Independent Public Accountants” in the 2008 Proxy Statement is incorporated herein by reference

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following exhibits are filed as a part of or incorporated by reference in this report:

(1)	Financial Statements: The consolidated balance sheets of Newnan Coweta Bancshares, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, together with the related notes and the independent auditor’s report of McNair, McLemore, Middlebrooks & Co., LLP, independent accountants.

(2)	Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

By:	\s\ James B. Kimsey
James B. Kimsey
President and Chief Executive Officer
Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\s\ James B. Kimsey	Date: March 28, 2008
James B. Kimsey, President,
Chief Executive Officer and Director [Principal Executive Officer]

\s\ Eric L. Matistic	Date: March 28, 2008
Eric L. Matistic,
Chief Financial Officer [Principal Financial Officer and Principal Accounting Officer]

\s\ Robert E. Cordle	Date: March 28, 2008
Robert E. Cordle, Director

\s\ Joe S. Crain, Jr.	Date: March 28, 2008
Joe S. Crain, Jr., Director

\s\ Douglas T. Daviston	Date: March 28, 2008
Douglas T. Daviston, Director

\s\ Otis F. Jones	Date: March 28, 2008
Otis F. Jones, Director

\s\ David LaGuardia	Date: March 28, 2008
David LaGuardia, Director

\s\ Bob B. Mann, Jr.	Date: March 28, 2008
Bob B. Mann, Jr., Director

\s\ Theo D. Mann	Date: March 28, 2008
Theo D. Mann, Director

\s\ J. Walker Moody	Date: March 28, 2008
J. Walker Moody, Director

\s\ James Van S. Mottola	Date: March 28, 2008
James Van S. Mottola
Director & Chairman of the Board

\s\ Melvin Samuels	Date: March 28, 2008
Melvin Samuels, Director

\s\ Donald L. Sprayberry, Jr.	Date: March 28, 2008
Donald L. Sprayberry, Jr., Director

\s\ Jennifer J. Thomasson	Date: March 28, 2008
Jennifer J. Thomasson, Director

\s\ Woodie T. Wood	Date: March 28, 2008
Woodie T. Wood, Director

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Reorganization Agreement dated April 12, 2001 by and among the Registrant, Newnan Coweta Bank and Newnan Interim Corporation (filed as Exhibit 2.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

10.1	2001 Incentive Stock Option Plan (filed as Exhibit 10.1 of Registrant’s Form 10-KSB previously filed with the Commission on March 29, 2002 and incorporated herein by reference)*

10.2	Employment Agreement of James B. Kimsey (filed as Exhibit 6.2 to the Registrant’s Form 10-KSB previously filed with the Commission on April 30, 2001 and incorporated herein by reference)*

10.3	Director Deferred Compensation Agreement of Neighborhood Community Bank (sample)*

10.4	Purchase Agreement and Leases between Neighborhood Community Bank and Out-Med IV, LLC dated February, 28, 2008

13.1	Consolidated Financial Statements

16	Letter on changes in certifying accountant (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A previously filed with the Commission on April 17, 2003 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of McNair, McLemore, Middlebrooks & Co., LLP

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.