Form 10-Q
period 2008-03-31
NEWNAN COWETA BANCSHARES INC
filed 2008-05-15
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s sole class of common stock, as of April 28, 2008: 1,006,070; no par value.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008 and DECEMBER 31, 2007

(Unaudited)

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$3,301	$5,076
Federal funds sold	6,349	6,059
Securities available-for-sale, at fair value	21,100	21,232

Loans, net	180,833	175,708

Premises and equipment	3,888	9,448
Other real estate	15,751	12,643
Other assets	8,332	7,803

Total assets	$239,554	$237,969

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$11,425	$13,001
Interest bearing	187,463	182,538

Total deposits	198,888	195,539

Subordinated debentures	3,093	3,093
Other borrowed funds	13,000	18,000
Other liabilities	5,067	1,736

Total liabilities	220,048	218,368

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 1,006,070 shares issued and outstanding	12,193	12,193
Retained earnings	6,982	7,320
Accumulated other comprehensive income	331	88

Total stockholders’ equity	19,506	19,601

Total liabilities and stockholders’ equity	$239,554	$237,969

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest income
Loans	$3,164	$4,394
Taxable securities	268	191
Federal funds sold	90	166

Total interest income	3,522	4,751

Interest expense
Deposits	2,192	2,326
Other borrowings	187	50

Total interest expense	2,379	2,376

Net interest income	1,143	2,375
Provision for loan losses	290	121

Net interest income after provision for loan losses	853	2,254

Other income
Service charges on deposit accounts	67	59
Gain (loss) on sale of securities available for sale	5	(5)
Gain on sale of assets	40	—
Other operating income	207	150

Total other income	319	204

Other expenses
Salaries and employee benefits	973	929
Equipment and occupancy expenses	308	178
Data processing expenses	153	139
Other operating expenses	361	219

Total other expenses	1,795	1,465

Income (loss) before income taxes	(623)	993
Income tax expense (benefit)	(285)	391

Net income (loss)	(338)	602

Other comprehensive income (loss):
Unrealized gain on securities available for sale arising during period , net of reclassification adjustment	243	7

Comprehensive income (loss)	$(95)	$609

Basic earnings (loss) per share	$(.34)	$.62

Diluted earnings (loss) per share	$(.34)	$.58

Dividends Declared per share	$—	$.18

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
OPERATING ACTIVITIES
Net income (loss)	$(338)	$602
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	79	75
Provision for loan losses	290	120
Amortization and accretion	(5)	(3)
Gain on sales of securities	(5)	—
Gain on disposal of other real estate and repossessions	(59)	—
Decrease (increase) in interest receivable	94	(124)
Decrease in interest payable	(109)	(328)
Increase in income taxes payable	267	368
Net other operating activities	(631)	53

Net cash provided by (used by) operating activities	(417)	763

INVESTING ACTIVITIES
Proceeds from paydown of securities available for sale	336	—
Purchase of Federal Home Loan Bank Stock	198	(31)
Net increase in loans	(10,604)	(521)
Proceeds from sale of premises and equipment	8,522	(42)
Proceeds from sale of other real estate and repossessed assets	2,131	—

Net cash used in investing activities	583	(594)

FINANCING ACTIVITIES
Increase (decrease) in FHLB borrowing	(5,000)	—
Net increase in deposits	3,349	8,991
Proceeds for the sale of stock	—	609
Exercise of options	—	125

Net cash provided by (used by) financing activities	(1,651)	9,725

Net increase (decrease) in cash and cash equivalents	(1,485)	9,894
Cash and cash equivalents at beginning of period	11,135	12,907

Cash and cash equivalents at end of period	$9,650	$22,801

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

The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Company adopted SFAS 157 on January 1, 2008 which did not impact the Company’s Financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. The Company adopted SFAS 159 on January 1, 2008. The Company elected not to use the fair value option on any of its eligible items; therefore, the adoption of SFAS 159 did not have an impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 141, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. PREMISES AND EQUIPMENT

On February 28, 2008, the Bank completed a sale/leaseback transaction on the main office located in Newnan and the branches located in Peachtree City and Tyrone. The purchaser/lessor is Out-Med, IV LLC, whose members and board of managers include three of the Company’s board of directors: Mr. Theo D. Mann, Mr. James Van S. Mottola, and Mr. David LaGuardia. In total, the Bank sold and concurrently leased back land and buildings/improvements with a carrying amount of $5.47 million. Net proceeds of the sale to the Bank were $8.51 million, resulting in a gain, net of transaction cost, of $3.04 million. The Bank will recognize the gain ratable over the ten year expected term of the leases.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
Net income (loss)	$(338)	$602

Weighted average common shares outstanding	1,006	989
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	—	53

Total weighted average common shares and common stock equivalents outstanding	1,006	1,042

Diluted earnings per share	$(.34)	$.58

NOTE 5. LOANS

The composition of loans as of March 31, 2008 is summarized as follows:

Commercial and Financial	$36,445
Real Estate – Acquisition and Development	108,604
Real Estate – Construction	26,457
Real Estate – Mortgage	9,554
Consumer Installment and Other	2,321

183,381
Deferred Loan Fees	(53)
Allowance for Loan Losses	(2,495)

$180,833

The Company originates primarily commercial, residential, and consumer loans to customers in Coweta County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Seventy-nine percent of the Company’s loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area.

The following is a summary of information pertaining to impaired loans:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Impaired Loans	$16,695	$429
Valuation Allowance	(599)	(64)

Net Impaired Loans	$16,096	$365

Changes in the allowance for loan losses for the periods ended March 31, 2008 and 2007 are as follows:

	2008	2007
Balance, Beginning	$2,426	$2,328
Provision for Loan Losses	290	121
Loans Charged Off	(236)	(75)
Recoveries of Loans Previously Charged Off	15	2

Balance, Ending	$2,495	$2,376

NOTE 6. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in an active market for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to their fair value of the assets and liabilities.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities available-for-sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset based and other securities. In certain cases where level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

Loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loans is dependent on collateral, is determined by appraisals or independent valuation and are considered Level 3 inputs.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair values of OREO at March 31, 2008 were determined by appraisals or independent valuation and are considered Level 2 or Level 3 inputs.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed on our annual report on Form 10-K.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2008, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2008, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at March 31, 2008 were as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	9.21%	9.19%	4.00%
Risk-based capital ratios:
Core capital	10.72%	10.70%	4.00%
Total capital	11.93%	11.91%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2008
(Dollars in Thousands)
Commitments to extend credit	$17,324
Letters of credit	1,116

$18,440

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

In 2007, the Company purchased two parcels of land in Coweta County. These properties will be used to locate future branch facilities. No construction agreements exist for these properties as of March 31, 2008.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Cash and due from banks	$3,301	$5,076
Federal funds sold	6,349	6,059
Securities	21,100	21,232
Loans, net	180,833	175,708
Premises and equipment	3,888	9,448
Other real estate	15,751	12,643
Other assets	8,332	7,803

	$239,554	$237,969

Deposits	$198,888	$195,539
Subordinated debentures	3,093	3,093
Other borrowed funds	13,000	18,000
Other liabilities	5,067	1,736
Stockholders’ equity	19,506	19,601

	$239,554	$237,969

Our total assets grew by 0.67% for the three month period ended March 31, 2008. Loans receivable were $183.4 million at March 31, 2008, an increase of $5.2 million or 2.9% from the $178.2 million total at December 31, 2007. Deposit growth continued, increasing by $3.3 million versus December 31, 2007, our ratio of loans to deposits and all other funding sources increased to 85.34% as of March 31, 2008 from 82.28% as of December 31, 2007. During the three month period ending March 31, 2008, the Company completed a sale/leaseback transaction on the main office located in Newnan and the branches located in Peachtree City and Tyrone, which resulted in Premises and Equipment decreasing in value by $5.5 million from $9.4 million as of December 31, 2007 to $3.9 million as of March 31, 2008. Net proceeds of the sale were $8.51 million, resulting in a gain, net of transaction cost, of $3.04 million. The Company will recognize the gain ratable over the ten year expected term of the leases. The unrecognizable gain is found within Other Liabilities causing the increase from December 31, 2007 to March 31, 2008.

Results of Operations For The Three Months Ended March 31, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Interest income	$3,522	$4,751
Interest expense	2,379	2,376

Net interest income	1,143	2,375
Provision for loan losses	(290)	(121)
Other income	319	204
Other expense	(1,795)	(1,465)

Pretax income (loss)	(623)	993
Income taxes (benefit)	(285)	391

Net income (loss)	$(338)	$602

Our net interest income decreased by $1.2 million during the first quarter of 2008 as compared to the same period in 2007. Our net interest margin decreased to 1.62% during the first quarter of 2008 as compared to 4.19% during the first quarter of 2007. The decrease in net interest income is due primarily to the decreasing interest rates and an increase in impaired loans as well as other real estate. The cost of funds decreased to 4.43% in the first quarter of 2008 as compared to 4.63% in the first quarter of 2007.

The provision for loan losses increased by $169,000 three months ended March 31, 2008, respectively, as compared to the same period in 2007. There was $16.7 million in non-accrual loans as of March 31, 2008. This increase in non-accrual loans is due to management’s review of the current loan portfolio in relation to the economic conditions surrounding the bank. Loans past due ninety days or more and still accruing interest totaled $45,000 at March 31, 2008. As of March 31, 2008, management has assessed the allowance for loan losses and believes the $2.5 million, or 1.38% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at March 31, 2008 and 2007 is as follows:

	March 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans	$16,695	$429
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	45	—
Restructured loans	—	118
Potential problem loans	—	2,382
Interest income that would have been recorded on non-accrual and restructured loans under original terms	231	21
Interest income that was recorded on non-accrual and restructured loans	445	3

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

Information regarding certain loans and allowance for loan loss data for the quarters ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$177,013	$186,273

Balance of allowance for loan losses at beginning of period	$2,426	$2,328

Loans charged off
Commercial and financial	43	74
Real estate mortgage	155	—
Installment	38	1

	236	75

Loans recovered
Commercial and financial	(1)	(1)
Real estate mortgage	(13)	—
Installment	(1)	(1)

	(15)	(2)

Net charge-offs	221	73

Additions to allowance charged to operating expense during period	290	121

Balance of allowance for loan losses at end of period	$2,495	$2,376

Ratio of net loans charged off during the period to average loans outstanding	0.1249	0.0392

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

The Company continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of the non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time

ITEM 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

3.2	Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Registrant’s Form 8-K12g3 previously filed with the Commission on October 11, 2001 and incorporated herein by reference)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWNAN COWETA BANCSHARES, INC. (Registrant)

DATE:	May 14, 2008	BY:	/s/ James B. Kimsey
James B. Kimsey, President and Chief Executive Officer (Principal Executive Officer)

DATE:	May 14, 2008	BY:	/s/ J. Randal McKoon
J. Randal McKoon, Principal Financial and Accounting Officer