Form 10-Q
period 2008-06-30
NEWNAN COWETA BANCSHARES INC
filed 2008-08-13
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares outstanding of the issuer’s sole class of common equity, as of July 10, 2008: 1,006,070; no par value.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2008 and DECEMBER 31, 2007

(Unaudited)

(Dollars in thousands)

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$3,322	$5,076
Federal funds sold	5,477	6,059
Securities available-for-sale, at fair value	19,897	21,232

Loans, net	179,791	175,708

Premises and equipment	3,846	9,448
Other real estate	19,285	12,643
Other assets	8,498	7,803

Total assets	$240,116	$237,969

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$11,404	$13,001
Interest bearing	189,576	182,538

Total deposits	200,980	195,539
Subordinated debentures	3,093	3,093
Other borrowed funds	13,000	18,000
Other liabilities	4,744	1,736

Total liabilities	221,817	218,368

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 1,006,070 shares issued and outstanding	12,193	12,193
Retained earnings	6,158	7,320
Accumulated other comprehensive income (loss)	(52)	88

Total stockholders’ equity	18,299	19,601

Total liabilities and stockholders’ equity	$240,116	$237,969

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest income
Loans	$2,758	$4,519	$5,922	$8,913
Taxable securities	269	207	537	398
Federal funds sold	36	216	126	382

Total interest income	3,063	4,942	6,585	9,693

Interest expense
Deposits	1,994	2,502	4,186	4,828
Other borrowings	143	49	330	99

Total interest expense	2,137	2,551	4,516	4,927

Net interest income	926	2,391	2,069	4,766
Provision for loan losses	715	50	1,005	171

Net interest income after provision for loan losses	211	2,341	1,064	4,595

Other income
Service charges on deposit accounts	67	64	134	123
Gain on sale of securities AFS	—	—	5	—
Gain on sale of other assets	75	—	172	—
Other operating income	174	154	381	304

Total other income	316	218	692	427

Other expenses
Salaries and employee benefits	958	988	1,931	1,917
Equipment and occupancy expenses	393	179	701	357
Data processing expenses	137	140	290	279
Loss on foreclosed property	70	2	127	7
Other operating expenses	345	295	706	514

Total other expenses	1,903	1,604	3,755	3,074

Income (loss) before income taxes	(1,376)	955	(1,999)	1,948
Income tax expense (benefit)	(552)	361	(837)	752

Net income (loss)	(824)	594	(1,162)	1,196

Other comprehensive income (loss):
Unrealized loss on securities available for sale arising during period	(383)	(42)	(140)	(35)

Comprehensive income (loss)	(1,207)	552	(1,302)	1,161

Basic earnings (loss) per share	$(.82)	$.60	$(1.16)	$1.20

Diluted earnings (loss) per share	$(.82)	$.56	$(1.16)	$1.15

Cash dividends per share	$—	$.18	$—	$.18

The accompanying notes are an integral part of these financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
OPERATING ACTIVITIES
Net income (loss)	$(1,162)	$1,196
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	137	151
Provision for loan losses	1,005	171
Amortization and accretion	(11)	(6)
Gain on sales of securities	(5)	—
Gain on disposal of other real estate	(172)	—
Loss on foreclosed properties	127	7
Deferred income taxes	—	2
Decrease (increase) in interest receivable	306	(103)
Decrease in interest payable	(383)	(121)
Increase (decrease) in income taxes payable	(437)	362
Net other operating activities	(15)	59

Net cash provided by (used by) operating activities	(610)	1,718

INVESTING ACTIVITIES
Purchase of securities available for sale	—	(3,000)
Proceeds from paydown of securities available for sale	937	—
Purchase of Federal Reserve Bank and Federal Home Loan Bank Stock	188	86
Net increase in loans	(15,863)	(2,684)
Proceeds from sale of premises and equipment	8,618	—
Purchase of premises and equipment	(22)	(3,174)
Proceeds from sale of other real estate and repossessed assets	3,975	1,810

Net cash used in investing activities	(2,167)	(6,962)

FINANCING ACTIVITIES
Cash dividends paid	—	(181)
Decrease in FHLB borrowing	(5,000)	—
Net increase in deposits	5,441	9,459
Proceeds for the sale of stock	—	609
Exercise of options	—	215

Net cash provided by financing activities	441	10,102

Net decrease in cash and cash equivalents	(2,336)	4,858
Cash and cash equivalents at beginning of period	11,135	12,908

Cash and cash equivalents at end of period	$8,799	$17,766

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

The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4. EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Net income (loss)	$(824)	$594	$(1,162)	$1,196

Weighted average common shares outstanding	1,006	1,006	1,006	997
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period.	—	46	—	46

Total weighted average common shares and common stock equivalents outstanding	1,006	1,052	1,006	1,043

Diluted earnings (loss) per common share	$(.82)	$0.56	$(1.16)	$1.15

NOTE 5. LOANS

The composition of loans as of June 30, 2008 is summarized as follows:

Commercial and Financial	$35,653
Real Estate – Acquisition and Development	57,061
Real Estate – Construction	77,620
Real Estate – Mortgage	10,004
Consumer Installment and Other	2,133

182,471
Deferred Loan Fees	(74)
Allowance for Loan Losses	(2,606)

$179,791

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

The following is a summary of information pertaining to impaired loans:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Impaired Loans	$19,653	$225
Valuation Allowance	(876)	(138)

Net Impaired Loans	$18,777	$87

Changes in the allowance for loan losses for the periods ended June 30, 2008 and 2007 are as follows:

	2008	2007
Balance, Beginning	$2,426	$2,328
Provision for Loan Losses	1,005	171
Loans Charged Off	(871)	(103)
Recoveries of Loans Previously Charged Off	46	4

Balance, Ending	$2,606	$2,400

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair values of OREO at June 30, 2008 were determined by appraisals or independent valuation and are considered Level 2 or Level 3 inputs.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007, as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2008, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2008, the Company and bank were deemed well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at June 30, 2008 were as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	8.87%	8.84%	4.00%
Risk-based capital ratios:
Core capital	10.24%	10.20%	4.00%
Total capital	11.49%	11.45%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2008
(Dollars in Thousands)
Commitments to extend credit	$13,897
Letters of credit	1,340

$15,237

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

In 2007, the Company purchased two parcels of land in Coweta County. These properties will be used to locate future branch facilities. No construction agreements exist for these properties as of June 30, 2008.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Assets
Cash and due from banks	$3,322	$5,076
Federal funds sold	5,477	6,059
Securities	19,897	21,232
Loans, net	179,791	175,708
Premises and equipment	3,846	9,448
Other real estate	19,285	12,643
Other assets	8,498	7,803

	$240,116	$237,969

Liabilities and Stockholders’ Equity
Deposits	$200,980	$195,539
Subordinated debentures	3,093	3,093
Other borrowed funds	13,000	18,000
Other liabilities	4,744	1,736
Stockholders’ equity	18,299	19,601

	$240,116	$237,969

Our total assets grew by 0.90% for the six month period ended June 30, 2008. Loans receivable were $182.5 million at June 30, 2008, an increase of $4.3 million or 2.4% from the $178.2 million total at December 31, 2007. Deposit growth continued, increasing by $5.4 million versus December 31, 2007. Our ratio of loans to deposits and all other funding sources increased to 84.02% as of June 30, 2008 from 82.28% as of December 31, 2007 resulting from the $5.0 million reduction in other borrowed funds. During the first quarter of 2008, the Company completed a sale/leaseback transaction on the main office located in Newnan and the branches located in Peachtree City and Tyrone which resulting in Premises and Equipment decreasing in value by $5.5 million from $9.4 million as of December 31, 2007 to $3.8 million as of June 30, 2008. Net proceeds of the sale were $8.51 million, resulting in a gain, net of transaction cost, of $3.04 million. The Company is recognizing the gain ratable over the ten year expected term of the leases. The unrecognized gain is found within Other Liabilities causing the increase from December 31, 2007 to June 30, 2008.

Results of Operations For The Three and Six Months Ended June 30, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Interest income	$3,063	$4,942	$6,585	$9,693
Interest expense	(2,137)	(2,551)	(4,516)	(4,927)

Net interest income	926	2,391	2,069	4,766
Provision for loan losses	(715)	(50)	(1,005)	(171)
Other income	316	218	692	427
Other expense	(1,903)	(1,604)	(3,755)	(3,074)

Pretax income (loss)	(1,376)	955	(1,999)	1,948
Income taxes (benefit)	(552)	361	(837)	752

Net income (loss)	$(824)	$594	$(1,162)	$1,196

Our net interest income decreased by $1.5 million during the second quarter of 2008 as compared to the same period in 2007. Our net interest margin decreased to 1.01% during the second quarter of 2008 as compared to 4.19% during the second quarter of 2007. The decrease in net interest income is due primarily to the decreased interest rates and an increase in impaired loans as well as other real estate. The cost of funds decreased to 4.22% in the second quarter of 2008 as compared to 4.71% in the second quarter of 2007.

The provision for loan losses increased by $834,000 for the six months ended June 30, 2008, respectively, as compared to the same period in 2007. There was $19.7 million in non-accrual loans as of June 30, 2008. This increase in non-accrual loans is due to management’s review of the current loan portfolio in relation to the economic conditions surrounding the bank. Loans past due ninety days or more and still accruing interest totaled $1.5 million on June 30, 2008. As of June 30, 2008, management has assessed the allowance for loan losses and believes the $2.6 million, or 1.45% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at June 30, 2008 and 2007 is as follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans	$19,653	$225
Loans contractually past due ninety days or more as to interest Or principal payments and still accruing	1,455	1,654
Restructured loans	0	0
Potential problem loans	0	24,137
Interest income that would have been recorded on non-accrual and restructured loans under original terms	366	10
Interest income that was recorded on non-accrual and restructured loans	429	9

It is our policy to discontinue the accrual of interest income when, in our opinion, collection of such interest becomes doubtful. We will generally discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$179,495	$187,762

Balance of allowance for loan losses at beginning of period	$2,426	$2.328

Loans charged off
Commercial and financial	155	101
Real estate mortgage	647	—
Installment	69	2

	871	103

Loans recovered
Commercial and financial	31	2
Real estate mortgage	14	—
Installment	1	2

	46	4

Net charge-offs	825	99

Additions to allowance charged to operating expense during period	1,005	171

Balance of allowance for loan losses at end of period	$2,606	$2,400

Ratio of net loans charged off during the period to average loans outstanding	0.45%	0.05%

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, management will assign a loan grade. The loans are then classified by loan type and assigned an allowance percentage based on our specific experience and the historical experience of the banking industry in general. Loan classifications are subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the loan is reviewed on an individual basis to determine the amount of the impairment. A specific allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is less than the carrying value of the loan.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 11, 2008 (the “Meeting”). At the Meeting the following matters were submitted to a vote:

(i) The Company’s shareholders voted on the election of five Class III directors, each to serve for a three-year term.

	For	Against	Abstain
Joe S. Crain, Jr.	854,768	150	400
Otis F. Jones, III	854,668	150	500
James B. Kimsey	854,568	150	600
Melvin Samuels	852,268	150	2,900

The other directors whose terms of office as a director continued after the meeting are Robert E. Cordle, Jr., Douglas T. Daviston, David LaGuardia, Bob B. Mann, Jr., Theo D. Mann, J. Walker Moody, James Van S. Mottola, Donald L. Sprayberry, Jr., Jennifer J. Thomasson and Woody T. Wood, Jr.

(ii) Ratification of the appointment of McNair, McLemore, Middlebrooks & Company, LLP as the Company’s independent auditor. The results of the vote were 848,568 votes cast “For”; 150 votes cast “Against”; and 6,600 votes “Abstained.”

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

NEWNAN COWETA BANCSHARES, INC.

(Registrant)

DATE: August 13, 2008	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: August 13, 2008	BY:	/s/ J. Randal McKoon
J. Randal McKoon, Principal Financial and Accounting Officer