Form 10-Q
period 2008-09-30
NEWNAN COWETA BANCSHARES INC
filed 2008-11-19
CIK 1157282

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-s of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s sole class of common equity, as of November 14, 2008: 1,006,070; no par value.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2008 and DECEMBER 31, 2007

(Unaudited)

(Dollars in thousands)

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$2,198	$5,076
Federal funds sold	13,229	6,059
Securities available-for-sale, at fair value	17,354	21,232

Loans, net	163,977	175,708

Premises and equipment	3,815	9,448

Other real estate	19,430	12,643

Other assets	10,581	7,803

Total assets	$230,584	$237,969

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$12,341	$13,001
Interest bearing	182,275	182,538

Total deposits	194,616	195,539

Subordinated debentures	3,093	3,093
Other borrowed funds	14,000	18,000
Other liabilities	4,862	1,736

Total liabilities	216,571	218,368

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 1,006,070 shares issued and outstanding	12,193	12,193
Retained earnings	1,920	7,320
Accumulated other comprehensive income(loss)	(100)	88

Total stockholders’ equity	14,013	19,601

Total liabilities and stockholders’ equity	$230,584	$237,969

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest income

Loans	$2,042	$4,103	$7,964	$13,016
Taxable securities	237	249	774	647
Federal funds sold	39	240	165	622

Total interest income	2,318	4,592	8,903	14,285

Interest expense
Deposits	1,843	2,544	6,029	7,372
Other borrowings	144	51	474	150

Total interest expense	1,987	2,595	6,503	7,522

Net interest income	331	1,997	2,400	6,763
Provision for loan losses	5,378	260	6,383	431

Net interest income (loss) after provision for loan losses	(5,047)	1,737	(3,983)	6,332

Other income
Service charges on deposit accounts	76	68	210	191
Gain (loss) on sale of securities AFS	(4)	—	1	(7)
Gain on sale of other assets	76	—	248	—
Other operating income	153	138	534	442

Total other income	301	206	993	626

Other expenses
Salaries and employee benefits	898	973	2,829	2,890
Equipment and occupancy expenses	333	185	1,034	542
Data processing expenses	132	137	422	416
Loss on foreclosed property	81	—	208	—
Other operating expenses	458	368	1,164	882

Total other expenses	1,902	1,663	5,657	4,730

Income (loss) before income taxes	(6,648)	280	(8,647)	2,228
Income tax expense (benefit)	(2,410)	107	(3,247)	859

Net income (loss)	(4,238)	173	(5,400)	1,369

Other comprehensive income (loss):
Unrealized loss on securities available for sale arising during period	(48)	74	(188)	39

Comprehensive income (loss)	(4,286)	247	(5,588)	1,408

Basic earnings (loss) per share	$(4.21)	$0.17	$(5.37)	$1.37

Diluted earnings (loss) per share	$(4.21)	$0.16	$(5.37)	$1.31

Cash dividends per share	$—	$—	$—	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

NEWNAN COWETA BANCSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
OPERATING ACTIVITIES
Net income (loss)	$(5,400)	$1,369
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation	189	231
Provision for loan losses	6,383	431
Amortization and accretion	(11)	(11)
Gain on sale of securities	(1)	—
Gain on disposal of other real estate	(248)	—
Loss on foreclosed properties	208	—
Decrease (increase) in interest receivable	712	(504)
Decrease in interest payable	(382)	(81)
Increase (decrease) in income taxes payable	(2,846)	107
Net other operating activities	(392)	228

Net cash provided by (used by) operating activities	(1,788)	1,770

INVESTING ACTIVITIES
Purchase of securities available for sale or restricted stocks	(10)	(10,390)
Proceeds from paydown of securities available for sale	1,249	2,032
Proceeds from sale of restricted stocks or investment securities	2,347	86
Net increase (decrease) in loans	(5,759)	2,320
Proceeds from sale of premises and equipment	8,776	—
Purchase of land, premises and equipment	(43)	(3,716)
Proceeds from sale of other real estate and repossessed assets	4,444	1,810

Net cash used in investing activities	11,004	(7,858)

FINANCING ACTIVITIES
Cash dividends paid	—	(181)
Decrease in FHLB borrowing	(5,000)	—
Net increase (decrease) in deposits	(924)	5.338
Increase in Federal funds purchased	1,000	—
Proceeds for the sale of stock	—	609
Exercise of options	—	215

Net cash provided by (used by) financing activities	(4,924)	5,981

Net increase (decrease) in cash and cash equivalents	4,292	(107)

Cash and cash equivalents at beginning of period	11,135	12,907

Cash and cash equivalents at end of period	$15,427	$12,800

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

The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Company adopted SFAS 157 on January 1, 2008 which did not impact the Company’s financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

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

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings per common share for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Net income (loss)	$(4,238)	$173	$(5,400)	$1,369

Weighted average common shares outstanding	1,006	1,006	1,006	1,000
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period.	—	45	—	46

Total weighted average common shares and common stock equivalents outstanding	1,006	1,051	1,006	1,046

Diluted earnings (loss) per common share	$(4.21)	$0.16	$(5.37)	$1.31

NOTE 5.	LOANS

The composition of loans as of September 30, 2008 is summarized as follows:

Commercial and Financial	$32,584
Real Estate – Acquisition and Development	53,744
Real Estate – Construction	71,780
Real Estate – Mortgage	10,091
Consumer Installment and Other	1,846

170,045
Deferred Loan Fees	(64)
Allowance for Loan Losses	(6,004)

$163,977

The Company originates primarily commercial, residential, and consumer loans to customers in Coweta County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty percent of the Company’s loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area.

The following is a summary of information pertaining to impaired loans:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Impaired Loans	$21,221	$12,859
Valuation Allowance	2,607	774

Net Impaired Loans	$23,828	$13,633

Changes in the allowance for loan losses for the periods ended September 30, 2008 and 2007 are as follows:

	2008	2007
Balance, Beginning	$2,426	$2,328
Provision for Loan Losses	6,383	431
Loans Charged Off	(2,854)	(154)
Recoveries of Loans Previously Charged Off	49	20

Balance, Ending	$6,004	$2,625

NOTE 6.	DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair values of OREO at September 30, 2008 were determined by appraisals or independent valuation and are considered Level 2 or Level 3 inputs.

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2008, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

On September 2, 2008 we entered into a written agreement with the Federal Reserve Board and the Georgia Department of Banking and Finance to resolve issues that are impacting many banks and financial institutions. The written agreement is designed to help us get back to our traditionally high level of asset quality and financial stability by finding ways to further reduce the risk in our lending portfolio and improve the quality of our asset management. To make sure we continue to successfully meet the milestones for improvement, the agreement is supported by increased oversight by our board of directors and regular reporting to both state and federal regulators.

At September 30, 2008, the Company and bank were deemed adequately capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at September 30, 2008 were as follows:

	Actual		Minimum Regulatory
	Consolidated	Bank	Requirement
Leverage capital ratios	6.83%	6.80%	4.00%
Risk-based capital ratios:
Core capital	8.31%	8.28%	4.00%
Total capital	9.58%	9.55%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2008
(Dollars in Thousands)
Commitments to extend credit	$11,940
Letters of credit	1,082

$13,022

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

In 2007, the Company purchased two parcels of land in Coweta County. These properties will be used to locate future branch facilities. No construction agreements exist for these properties as of September 30, 2008.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Assets
Cash and due from banks	$2,198	$5,076
Federal funds sold	13,229	6,059
Securities	17,354	21,232
Loans, net	163,977	175,708
Premises and equipment	3,815	9,448
Other real estate	19,430	12,643
Other assets	10,581	7,803

	$230,584	$237,969

Liabilities and Stockholders’ Equity
Deposits	$194,616	$195,539
Subordinated debentures	3,093	3,093
Other borrowed funds	14,000	18,000
Other liabilities	4,862	1,736
Stockholders’ equity	14,013	19,601

	$230,584	$237,969

Our total assets declined by 3.10% for the nine month period ended September 30, 2008. Loans receivable were $170 million at September 30, 2008, a decrease of $8.2 million or -4.6% from the $178.2 million total at December 31, 2007. Deposit growth decreased by $0.9 million versus December 31, 2007. Our ratio of loans to deposits and all other funding sources decreased to 78.60% as of September 30, 2008 from 82.28% as of December 31, 2007 resulting from the $4.0 million reduction in other borrowed funds. During the first quarter of 2008, the Company completed a sale/leaseback transaction on the main office located in Newnan and the branches located in Peachtree City and Tyrone which resulting in Premises and Equipment decreasing in value by $5.5 million from $9.4 million as of December 31, 2007 to $3.8 million as of September 30, 2008. Net proceeds of the sale were $8.51 million, resulting in a gain, net of transaction cost, of $3.04 million. The Company is recognizing the gain ratable over the ten year expected term of the leases. The unrecognized gain is found within Other Liabilities causing the increase from December 31, 2007 to September 30, 2008.

Results of Operations For The Three and Nine Months Ended September 30, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Interest income	$2,318	$4,592	$8,903	$14,285
Interest expense	1,987	2,595	6,503	7,522

Net interest income	331	1,997	2,400	6,763
Provision for loan losses	5,378	260	6,383	431
Other income	301	206	993	626
Other expense	1,902	1,663	5,657	4,730

Pretax income (loss)	(6,648)	280	(8,647)	2,228
Income taxes (benefit)	(2,410)	107	(3,247)	859

Net income (loss)	$(4,238)	$173	$(5,400)	$1,369

Our net interest income decreased by $1.7 million during the third quarter of 2008 as compared to the same period in 2007. Our net interest margin decreased to 1.68% during the third quarter of 2008 as compared to 3.99% during the third quarter of 2007. The decrease in net interest income is due primarily to the decreased interest rates and an increase in impaired loans as well as other real estate. The cost of funds decreased to 4.08% in the third quarter of 2008 as compared to 4.76% in the third quarter of 2007.

The provision for loan losses increased by $5,952,000 for the nine months ended September 30, 2008, respectively, as compared to the same period in 2007. There was $21.2 million in non-accrual loans as of September 30, 2008. This increase in non-accrual loans is due to management’s review of the current loan portfolio in relation to the economic conditions surrounding the bank. Loans past due ninety days or more and still accruing interest totaled $520 thousand on September 30, 2008. As of September 30, 2008, management has assessed the allowance for loan losses and believes the $6 million, or 3.7% of total net outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances, will not result in increased losses in our loan portfolio.

Information with respect to non-accrual, past due, restructured, and potential problem loans at September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans	$21,221	$12,859
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	520	0
Restructured loans	0	45
Potential problem loans	1,951	14,960
Interest income that would have been recorded on non-accrual and restructured loans under original terms	673	122
Interest income that was recorded on non-accrual and restructured loans	1	203

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$177,584	$186,094

Balance of allowance for loan losses at beginning of period	$2,426	$2,328

Loans charged off
Commercial and financial	233	150
Real estate mortgage	2,532	—
Installment	89	4

	2,854	154

Loans recovered
Commercial and financial	32	14
Real estate mortgage	16	—
Installment	1	6

	49	20

Net charge-offs	2,805	134

Additions to allowance charged to operating expense during period	6,383	431

Balance of allowance for loan losses at end of period	$6,004	$2,625

Ratio of net loans charged off during the period to average loans outstanding	1.58%	0.72%

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

NEWNAN COWETA BANCSHARES, INC.
(Registrant)

DATE: November 19, 2008	BY:	/s/ James B. Kimsey
James B. Kimsey, President and CEO
(Principal Executive Officer)

DATE: November 19, 2008	BY:	/s/ J. Randal McKoon
J. Randal McKoon, Principal Financial and
Accounting Officer